Form 10-Q
period 2021-09-30
Aerovate Therapeutics, Inc.
filed 2021-11-15
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-40544

AEROVATE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1377888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Winter Street, Suite M-500 Waltham, MA 02451	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 443-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AVTE	The Nasdaq Global Market

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

As of November 12, 2021, the registrant had 24,410,393 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	We have only recently begun testing of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in pulmonary arterial hypertension (“PAH”) patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We plan to conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We own many pending patent applications with respect to AV-101, but do not own any issued patents. We can provide no assurance that any of our current or future patent applications will result in issued patents.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full under Item 1A of this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;

●	our clinical and regulatory development plans;

●	our expectations with regard to the data to be derived from our planned Phase 2b/3 clinical trial; or any other product candidates that we may identify or develop;

●	the timing or likelihood of regulatory filings and approvals for AV-101;

●	our ability to commercialize AV-101, if approved;

●	the pricing and reimbursement of AV-101, if approved;

●	the implementation of our business model and strategic plans for our business and AV-101;

●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;

●	regulatory developments in the United States and foreign countries;

●	our ability to enter into strategic collaborations, including for the commercialization of AV 101 outside the United States;

●	the rate and degree of market acceptance of AV 101;

●	our ability to contract with third-party suppliers, manufacturers and contract research organizations (“CROs”) and their ability to perform adequately;

●	the success of competing therapies for PAH that are or may become available;

●	developments relating to our competitors and our industry, including the impact of government regulation;

●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;

●	our financial performance;

●	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and

●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
		[Note 2(a)]
Assets
Current assets:
Cash and cash equivalents	$180,878	$4,573
Prepaid expenses and other current assets	2,224	103
Total current assets	183,102	4,676
Property and equipment, net	162	39
Operating lease right-of-use assets	583	-
Other long-term assets	278	-
Total assets	$184,125	$4,715

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable (including related party amounts of $9 and $6, respectively)	$2,555	$618
Accrued and other current liabilities (Note 3)	1,123	1,156
Operating lease liabilities	147	-
Total current liabilities	3,825	1,774
Operating lease liabilities, net of current portion	452	-
Total liabilities	4,277	1,774

Commitments and contingencies (Note 9)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 40,052,154 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 6,489,534 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	12,285
Series Seed redeemable convertible preferred stock, $0.0001 par value; 0 and 4,000,000 shares authorized, issued and outstanding at September 30, 2021 and December 31, 2020, respectively	-	4,000
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 150,000,000 and 50,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 24,410,393 and 243,076 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	208,015	63
Accumulated deficit	(28,169)	(13,407)
Total stockholders’ equity (deficit)	179,848	(13,344)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$184,125	$4,715

See accompanying notes to unaudited interim condensed financial statements.

Aerovate Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development (includes related party amounts of $13, $23, $68 and $59, respectively)	$3,418	$1,966	$9,941	$4,643
General and administrative (includes related party amounts of $3, $8, $14 and $23, respectively)	2,782	277	4,813	583
Total operating expenses	6,200	2,243	14,754	5,226
Loss from operations	(6,200)	(2,243)	(14,754)	(5,226)
Other income (expense):
Interest income (expense)	16	-	18	(75)
Change in fair value of convertible promissory notes	-	(64)	-	(644)
Other expense	-	-	(4)	-
Total other income (expense)	16	(64)	14	(719)
Net loss and comprehensive loss	$(6,184)	$(2,307)	$(14,740)	$(5,945)
Net loss per share, basic and diluted	$(0.26)	$(10.13)	$(1.80)	$(25.20)
Weighted-average shares of common stock outstanding, basic and diluted	23,885,017	242,901	8,180,359	241,949

See accompanying notes to unaudited interim condensed financial statements.

Aerovate Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible		Series Seed Redeemable Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$-	$63	$(13,407)	$(13,344)

Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $13	4,224,274	7,983	-	-	-	-	-	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	13	-	-	-	-	-	(13)	(13)

Stock based compensation	-	-	-	-	-	-	23	-	23
Net loss	-	-	-	-	-	-	-	(2,781)	(2,781)
Balance at March 31, 2021	10,713,808	$20,281	4,000,000	$4,000	243,076	$-	$86	$(16,201)	$(16,115)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $9	29,338,346	$55,529	-	$-	-	$-	$-	$-	$-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	9	-	-	-	-	-	(9)	(9)
Stock based compensation	-	-	-	-	-	-	321	-	321
Net loss	-	-	-	-	-	-	-	(5,775)	(5,775)
Balance at June 30, 2021	40,052,154	$75,819	4,000,000	$4,000	243,076	$-	$407	$(21,985)	$(21,578)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(40,052,154)	$(75,819)	(4,000,000)	$(4,000)	14,182,854	$1	$79,818	$-	$79,819
Issuance of common stock upon initial public offering, net of issuance costs	-	-	-	-	9,984,463	1	126,945	-	126,946
Stock based compensation	-	-	-	-	-	-	845	-	845
Net loss	-	-	-	-	-	-	-	(6,184)	(6,184)
Balance at September 30, 2021	-	$-	-	$-	24,410,393	$2	$208,015	$(28,169)	$179,848

	Series A Redeemable Convertible		Series Seed Redeemable Convertible				Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2019	-	$-	4,000,000	$4,000	241,467	$-	$-	$(3,643)	$(3,643)
Stock based compensation	-	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	-	(1,436)	(1,436)
Balance at March 31, 2020	-	$-	4,000,000	$4,000	241,467	$-	$7	$(5,079)	$(5,072)
Stock based compensation	-	$-	-	$-	-	$-	$6	$-	$6
Net loss	-	-	-	-	-	-	-	(2,202)	(2,202)
Balance at June 30, 2020	-	$-	4,000,000	$4,000	241,467	$-	$13	$(7,281)	$(7,268)
Issuance of Series A redeemable convertible preferred stock upon conversion of December 2019 convertible promissory notes to related party	1,700,343	$3,219	-	$-	-	$-	-	$-	$-
Issuance of Series A redeemable convertible preferred stock upon conversion of July 2020 convertible promissory notes to related party	1,320,655	2,500	-	-	-	-	-	-	-
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $153	3,468,536	6,413	-	-	-	-	-	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	153	-	-	-	-	-	(153)	(153)
Issuance of common stock upon exercise of stock options	-	-	-	-	1,609	-	5	-	5
Stock based compensation	-	-	-	-	-	-	21	-	21
Net loss	-	-	-	-	-	-	-	(2,307)	(2,307)
Balance at September 30, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$-	$39	$(9,741)	$(9,702)

See accompanying notes to unaudited interim condensed financial statements.

Aerovate Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(14,740)	$(5,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	1,189	34
Depreciation expense	7	-
Non-cash interest expense	-	75
Change in fair value of convertible promissory notes to related party	-	644
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,121)	(235)
Other long-term assets	(278)	-
Accounts payable	1,654	30
Accrued and other current liabilities	(33)	422
Operating lease asset and liability, net	16	-
Net cash used in operating activities	(14,306)	(4,975)

Cash flow from investing activities:
Purchases of property and equipment	(96)	-
Net cash used in investing activities	(96)	-

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	63,512	6,413
Proceeds from issuance of convertible promissory notes to related party	-	2,500
Proceeds from exercise of stock options	-	5
Proceeds from issuance of common stock, net of issuance costs	127,195	-
Net cash provided by financing activities	190,707	8,918

Net increase in cash	176,305	3,943
Cash and cash equivalents at the beginning of the year	4,573	3,514
Cash and cash equivalents at the end of the period	$180,878	$7,457

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$583	$-
Deferred offering costs included in accounts payable	$250	$-
Purchases of property and equipment in accounts payable	$34	$-
Conversion of convertible promissory notes to related party to Series A redeemable convertible preferred stock	$-	$(3,219)
Conversion of convertible promissory notes to related party to Series A redeemable convertible preferred stock	$-	$(2,500)

See accompanying notes to unaudited interim condensed financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

(1) Organization and Nature of Operations

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

On July 2, 2021, the Company completed its initial public offering (“IPO”). The Company’s Registration Statement on Form S-1 (File No. 333-256949) relating to the IPO was declared effective by the Securities and Exchange Commission (“SEC”) on June 29, 2021. The shares began trading on The Nasdaq Global Market on June 30, 2021. The Company issued 9,984,463 shares of its common stock, including 1,302,321 shares associated with the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $14.00 per share. Immediately prior to the closing of the Company’s IPO on July 2, 2021, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,182,854 shares of the Company’s common stock. In aggregate, the shares issued in the IPO generated approximately $126.9 million in net proceeds after deducting underwriting discounts and commissions and other offering costs.

(c)	Liquidity and Going Concern

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of September 30, 2021, the Company had cash and cash equivalents of $180.9 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash and cash equivalents will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

(2) Basis of Presentation and Significant Accounting Policies

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

(b)	Reverse Stock Split

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

(c)	Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. For operating leases with an initial term greater than 12 months, the Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of lease payments over the lease term at the commencement date. Operating lease right-of-use assets are comprised of the lease liability plus any lease payments made and excludes lease incentives. Lease terms include options to renew or terminate the lease when the Company is reasonably certain that the renewal option will be exercised or when it is reasonably certain that the termination option will not be exercised. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in similar economic environments. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected the practical expedient to not separate lease and non-lease components.

(d)	Deferred Offering Costs

The Company capitalizes within other long-term assets certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings, including the planned initial public offering, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the offering. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of September 30, 2021 and December 31, 2020, deferred offering costs of $0 were recorded within other long-term assets on the balance sheet.

(e)	Net Loss Per Share

The two-class method is applicable because the Series A redeemable convertible preferred stock meets the definition of a participating security. Basic net loss per share is calculated by dividing the net loss and increases in the carrying amount of redeemable preferred stock by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss and increases in the carrying amount of redeemable preferred stock by the weighted average number of common shares and common share equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. The Company’s potentially dilutive securities include outstanding stock options under the Company’s equity incentive plan and the redeemable convertible preferred stock, which have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss and comprehensive loss	$(6,184)	$(2,307)	$(14,740)	$(5,945)
Accretion of Series A redeemable convertible preferred stock to redemption value	-	(153)	(22)	(153)
Net loss and comprehensive loss available to common stockholders	$(6,184)	$(2,460)	$(14,762)	$(6,098)

Denominator:
Weighted-average common stock outstanding, basic and diluted	23,885,017	242,901	8,180,359	241,949
Net loss per share, basic and diluted	$(0.26)	$(10.13)	$(1.80)	$(25.20)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of September 30,
	2021	2020
Series Seed redeemable convertible preferred stock	-	1,287,825
Series A redeemable convertible preferred stock	-	2,089,341
Options to purchase common stock	2,800,574	221,064
	2,800,574	3,598,230

(3) Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued research and development	$578	$946
Accrued payroll and other employee benefits	365	192
Other	180	18
Total accrued and other current liabilities	$1,123	$1,156

(4) Convertible Promissory Notes

On December 30, 2019, the Company issued convertible promissory notes (the “2019 Notes”) totaling $2.5 million to RA Capital Healthcare Fund, L.P., Blackwell Partners LLC - Series A, and RA Capital Nexus Fund, L.P. (the “Holders”). The 2019 Notes accrued interest at a rate of 6% per annum and were payable at the demand of the Holders on or after the Maturity Date of December 30, 2021, subject to earlier conversion or repayment in the event of a qualified financing or a change of control, as defined in the convertible promissory notes agreement. Due to certain embedded features, the Company elected to account for the 2019 Notes and all their embedded features under the fair value option. The 2019 Notes were issued at fair value, as such no changes in fair value were recorded between December 30, 2019 and December 31, 2019. The 2019 Notes were converted into Series A redeemable convertible preferred stock in connection with the initial closing of Series A redeemable convertible preferred stock on August 5, 2020, with a conversion price of 80% of $1.893 per share (the “Series A Original Issue Price”). The Company recorded a change in fair value of $0.6 million for the period January 1, 2020 through conversion on August 5, 2020. In relation to the 2019 Notes, there was $0.1 million of interest expense for the nine months ended September 30, 2020.

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

(5) Fair Value of Financial Instruments

The cash and cash equivalents balance as of September 30, 2021 consisted of cash in the amount of $1.6 million and money market funds in the amount of $179.3 million. Cash and cash equivalents are classified as Level 1 assets.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Convertible Promissory Notes
Balance at December 31, 2019	$2,500
Issuance of convertible promissory notes, related party	$2,500
Change in fair value of convertible promissory notes, related party	644
Exchange of convertible promissory notes (Note 4)	(5,644)
Balance at September 30, 2020	$-

There are no liabilities measured at fair value for the three and nine months ended September 30, 2021.

(6) Stockholders’ Equity (Deficit)

Under the Amended and Restated Articles of Incorporation dated August 3, 2020, the Company had a total of 94,052,154 shares of capital stock authorized for issuance, consisting of 50,000,000 shares of common stock, par value of $0.0001 per share, and 44,052,154 shares of convertible preferred stock, par value of $0.0001 per share. Shares of authorized convertible preferred stock were designated as 4,000,000 shares of Series Seed redeemable convertible preferred stock and 40,052,154 shares of Series A redeemable convertible preferred stock.

In connection with the Reverse Stock Split on June 22, 2021, the Company filed a certificate of amendment to its certificate of incorporation, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share, effective upon completion of the Company’s IPO.

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

In August 2018, the Company issued 241,467 shares of common stock to RA Capital Healthcare Fund, L.P. at a price of $0.0012 per share. On July 2, 2021, in conjunction with the Company’s IPO, the Company issued 9,984,463 shares of its common stock and all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,182,854 shares of the Company’s common stock.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of September 30, 2021, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

September 30,
2021
Common stock options granted and outstanding	2,800,574
Reserved for future option grants	1,738,380
Reserved for future ESPP issuances	230,000
Total	4,768,954

(7) Share-Based Compensation

(a)	Stock Option Plan

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

A total of 2,600,000 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan. As of September 30, 2021, 861,620 awards had been granted under the 2021 Plan, and 1,738,380 shares authorized under the 2021 Plan were available for award purposes.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the nine months ended September 30, 2021:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 31, 2020	229,105	$1.74	9.69	$-
Granted	2,571,469	$6.15	9.59
Exercised	-
Cancelled/Forfeited	-
Outstanding at September 30, 2021	2,800,574	$5.79	9.54	$42,442
Vested and exercisable at September 30, 2021	172,729	$4.35	9.27	$2,873
Vested and expected to vest at September 30, 2021	2,800,574	$5.79	9.54	$42,442

All exercisable options are vested and all outstanding options are vested or expected to vest.

(b)	Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes upon the effectiveness of the ESPP.

(c)	Share-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	5.2 - 5.8	5.5 - 6.1	5.2 - 6.1	5.5 - 6.1
Expected volatility	69.4% - 69.5%	71.4% - 72.8%	68.7% - 69.6%	68.0% - 79.4%
Risk-free interest rate	0.9% - 1.1%	0.4%	0.9% - 1.2%	0.4% - 1.5%
Expected dividend	-	-	-	-

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$134	$15	$247	$17
General and administrative	711	6	942	17
Total	$845	$21	$1,189	$34

As of September 30, 2021, there was approximately $8.8 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

In July 2019, the Services Agreement with Carnot was amended whereby research and other services are now performed by Carnot Pharma, LLC (“Carnot Pharma”), an entity owned and controlled by RA Capital Management, LLC, and the term was updated to the later of (i) two years from July 15, 2019 and (ii) completion of services under the agreement. Services remain ongoing as of September 30, 2021.

Expenses incurred by the Company under the Services Agreement with Carnot Pharma totaled $17,000 and $31,000 for the three months ended September 30, 2021 and 2020, respectively, and $0.1 million for the nine months ended September 30, 2021 and 2020 and are presented in the statement of operations and comprehensive loss as research and development and general and administrative expenses. As of September 30, 2021 and December 31, 2020, $9,000 and $6,000, respectively, was due to Carnot Pharma by the Company for services rendered under the Services Agreement.

(9) Commitments and Contingencies

In August 2021, the Company entered into a lease agreement (the “Waltham Lease”) for approximately 5,000 square feet of office space in Waltham, Massachusetts for the Company’s corporate headquarters. The Waltham Lease has a term of thirty-nine months (“Lease Term”), unless extended or earlier terminated. The Company has the option to extend the Waltham Lease for one additional period of three years. The Lease Term has an initial abatement period, and the initial base rent payable will be approximately $18,000 per month following the abatement period. The initial base rent payable will increase by approximately 2% per year over the Lease Term. The Waltham Lease commencement date was September 1, 2021.

The total operating lease expense for the three and nine months ended September 30, 2021 was $16,000.

As of September 30, 2021, the future minimum annual lease payments under the operating lease was as follows (in thousands):

2021	$18
2022	216
2023	221
2024	206
Total operating lease payments	661
Less: Amount representing interest	(62)
Total operating lease liabilities	$599

Weighted-average remaining lease term (in years)	3.2
Weighted-average incremental borrowing rate	6%

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

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never was approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 study in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We anticipate initiating a Phase 2b/3 trial of AV-101 in PAH patients in the second half of 2021, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

We commenced our operations in 2018 and have devoted substantially all of our resources to date to organizing and staffing our company, business planning, raising capital, meeting with regulatory authorities, developing and performing preclinical work for AV-101, preparing for and conducting our Phase 1 clinical trial of AV-101, establishing our intellectual property portfolio and providing other general and administrative support for these operations. Our historical operations have been funded through our initial public offering and the issuance of convertible preferred stock and convertible promissory notes. From our inception through September 30, 2021, we have raised aggregate net proceeds of $126.9 million from the initial public offering of our common stock, $73.9 million from the issuance of convertible preferred stock and $5.0 million from the issuance of convertible promissory notes. As of September 30, 2021, we had cash of $180.9 million and expect that our existing cash and cash equivalents will be sufficient to fund our planned operations into the second half of 2025. We could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing, which may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. See the subsection titled “—Liquidity and Capital Resources.”

We do not have any products approved for sale and have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. Our net losses for the three months ended September 30, 2021 and 2020 were $6.2 million and $2.3 million, respectively, and $14.7 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $28.2 million. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical development activities, manufacturing efforts, other research and development activities and pre-commercialization activities. We expect to continue to incur significant expenses and increasing operating losses into the foreseeable future. We anticipate our expenses will increase substantially as we continue our research and development activities, including the clinical development of AV-101, seek regulatory approval for and potentially commercialize AV-101, as well as hire additional personnel, protect our intellectual property, and incur additional costs associated with being a public company.

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

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic on our business, operations and clinical development timelines, supply chain and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including the identification of new variants of the virus, and its impact on our clinical trial enrollment, trial sites, CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with only necessary or advisable modifications to employee travel. From our inception through August 6, 2021, we had not leased any facilities as our entire organization has worked remotely. On August 6, 2021, we entered into a lease agreement for approximately 5,000 square feet of office space in Waltham, Massachusetts for our corporate headquarters. The commencement date of this lease was on September 1, 2021 for an initial term of 39 months. On October 7, 2021, we entered into a lease agreement for approximately 3,500 square feet of office space in Foster City, California for the Company’s employees based in California. The commencement date of the lease in Foster City was on October 26, 2021 for an initial term of approximately 8.5 months. Some of our employees have started voluntarily working out of our office space while others will remain fully remote. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. At this point, the extent to which the ongoing COVID-19 pandemic may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs, remains uncertain and is subject to change.

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

Interest Income (Expense)

Interest expense consisted of interest on our convertible promissory notes at a per annum interest rate of 6%. All convertible promissory notes converted into shares of our Series A redeemable convertible preferred stock in August 2020. Interest income consists of interest earned on our cash and cash equivalents.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020 (Unaudited)

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
		(unaudited)
Operating expenses:
Research and development expenses	$3,418	$1,966	$1,452
General and administrative expenses	2,782	277	2,505
Total operating expenses	6,200	2,243	3,957
Loss from operations	(6,200)	(2,243)	(3,957)
Other income (expense):
Interest income	16	-	16
Change in fair value of convertible promissory notes	-	(64)	64
Total other income (expense)	16	(64)	80
Net loss and comprehensive loss	$(6,184)	$(2,307)	$(3,877)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $3.4 million compared to $2.0 million for the three months ended September 30, 2020. The increase of $1.4 million was primarily due to increases of $0.8 million in clinical costs and $1.4 million in manufacturing costs, partially offset by lower preclinical costs of $0.8 million.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $2.8 million compared to $0.3 million for the three months ended September 30, 2020. The increase of $2.5 million was primarily due to increases of $1.1 million in payroll and professional fees, including stock-based compensation of $0.7 million, $0.7 million in professional services related to other consulting expenses, corporate legal fees and audit and accounting services and $0.7 million in insurance expense.

Total Other Income (Expense)

Other income for the three months ended September 30, 2021 was $16,000 compared to other expense of $64,000 for the three months ended September 30, 2020. The change of $80,000 was due to interest income for the three months ended September 30, 2021 and the change in fair value of the convertible promissory notes for the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
		(unaudited)
Operating expenses:
Research and development expenses	$9,941	$4,643	$5,298
General and administrative expenses	4,813	583	4,230
Total operating expenses	14,754	5,226	9,528
Loss from operations	(14,754)	(5,226)	(9,528)
Other income (expense):
Interest income (expense)	18	(75)	93
Change in fair value of convertible promissory notes	-	(644)	644
Other expense	(4)	-	(4)
Total other income (expense)	14	(719)	733
Net loss and comprehensive loss	$(14,740)	$(5,945)	$(8,795)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $9.9 million compared to $4.6 million for the nine months ended September 30, 2020. The increase of $5.3 million was primarily due to increases of $2.9 million in clinical costs, $2.6 million in clinical manufacturing costs and $0.7 million in payroll, stock-based compensation and other expenses, partially offset by lower pre-clinical related costs of $0.9 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 were $4.8 million compared to $0.6 million for the nine months ended September 30, 2020. The increase of $4.2 million was primarily due to increases of $1.8 million in payroll and recruiting fees, included stock-based compensation of $0.9 million, $1.7 million in professional services related to audit and accounting services, corporate legal fees and other consulting expenses and $0.7 million in insurance expense .

Total Other Income (Expense)

Other income and expense for the nine months ended September 30, 2021 was $14,000 compared to $0.7 million of other expense for the nine months ended September 30, 2020. The change of $0.7 million was due to the change in fair value of the convertible promissory notes and interest expense on the convertible promissory notes for the nine months ended September 30, 2020.

Liquidity and Capital Resources

From our inception through September 30, 2021, we have received aggregate net proceeds of $79.4 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO of 9,984,463 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 1,302,321 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $126.9 million, net of underwriting discounts, commissions and estimated offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents on-hand of $180.9 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

●	the type, number, scope, results, costs and timing of preclinical studies and clinical trials of AV-101, including changes to our development plan based on feedback received from regulatory authorities, and preclinical studies or clinical trials of other potential drug candidates or indications we may choose to pursue in the future;

●	the costs and timing of manufacturing for AV-101 or any other product candidates, including commercial scale manufacturing;

●	the costs, timing and outcome of regulatory review and approval of AV-101 or any other drug candidates;

●	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;

●	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;

●	the costs associated with hiring additional personnel and consultants as our business grows, including additional clinical development personnel;

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

●	the timing and amount of the milestone or other payments we must make to any future licensors, if we enter into any license agreements;

●	the costs and timing of establishing or securing sales and marketing capabilities if AV-101 or any other product candidate is approved;

●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third- party payors and adequate market share and revenue for any approved products;

●	patients’ ability and willingness to pay out-of-pocket costs for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors; and

●	costs associated with any products or technologies that we may in-license or acquire.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(14,306)	$(4,975)
Net cash used in investing activities	(96)	-
Net cash provided by financing activities	190,707	8,918
Net increase in cash and cash equivalents	$176,305	$3,943

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $14.3 million, consisting primarily of our net loss incurred during the period of $14.7 million adjusted for non-cash charges of $1.2 million for stock-based compensation expense and $0.8 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $2.4 million increase in prepaid expenses and other current assets and other long-term assets from prepaid insurance, partially offset by $1.6 million increase in accounts payable and accrued and other current liabilities.

Net cash used in operating activities for the nine months ended September 30, 2020 was $5.0 million, consisting primarily of our net loss incurred during the period of $5.9 million adjusted for $0.7 million of non-cash charges and $0.2 million for net changes in operating assets and liabilities. Non-cash charges consisted of $0.6 million in change in fair value of convertible promissory notes to related party and non-cash interest expense of $0.1 million. The net change in operating assets and liabilities related to a $0.5 million increase in accounts payable and accrued and other current liabilities, partially offset by a $0.2 million decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.1 million for purchases of property and equipment to support our research activities and leasehold improvements, furniture and fixtures for our office space in Waltham, Massachusetts.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $190.7 million due to $63.5 million in net proceeds received from the First Milestone Closing, Second Milestone Closing and Third Milestone Closing of Series A redeemable convertible preferred stock, net of issuance of costs, and $127.2 million in net proceeds from the issuance of common stock, net of issuance costs, in connection with the closing of the Company’s IPO on July 2, 2021.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $8.9 million, primarily related to $6.4 million in net proceeds received from the Initial Closing of Series A redeemable convertible preferred stock and through the issuance and conversion of $2.5 million of convertible promissory notes to related parties issued in July 2020.

Contractual Obligations and Commitments

In August 2021, we entered into a lease agreement, or the Waltham Lease, for approximately 5,000 square feet of office space in Waltham, Massachusetts. The base rent under the Waltham Lease is $43.00 per rentable square foot, or approximately $18,000 per month and is subject to scheduled annual increases of $1.00 per rentable square foot during the lease term. The term of the Waltham Lease is thirty-nine months, unless extended or earlier terminated pursuant to the terms of the Waltham Lease. We have the option to extend the Waltham Lease for one additional period of three years.

As of September 30, 2021, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended September 30, 2021, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the audited financial statements for the fiscal year ended December 31, 2020 included in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 30, 2021.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements by the FASB and other standard-setting bodies and have determined that, other than as disclosed in Note 2 to our financial statements included in Part I, Item 1, “Notes to Unaudited Interim Condensed Financial Statements,” of this Quarterly Report on Form 10-Q, such standards that do not require adoption until a future date are not expected to have a material impact on our condensed consolidated financial statements, if adopted, or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the three and nine months ended September 30, 2021 and 2020.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the three and nine months ended September 30, 2021 and 2020.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three and nine months ended September 30, 2021 and 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2021, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $14.7 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $28.2 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of the clinical development of AV-101, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

●	our ability to successfully open clinical trial sites for AV-101 and recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	our ability to obtain regulatory approval for AV-101, and the timing and scope of any such approvals we may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to AV-101, which may change from time to time;

●	the cost of manufacturing AV-101, should it receive regulatory approval, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	the experience of any delays or any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;

●	our ability to attract, hire and retain qualified personnel;

●	the establishment of a sales, marketing, access and distribution infrastructure and the scaling-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;

●	expenditures that we will or may incur to pursue additional indications for AV-101 or develop or acquire additional product candidates;

●	the level of demand for AV-101, should it receive regulatory approval, which may vary significantly;

●	the risk/benefit profile, cost and reimbursement policies with respect to AV-101, if approved, and existing and potential future therapeutics that compete with AV-101;

●	the changing and volatile United States and global economic environments, including as a result of the ongoing coronavirus disease 2019, or COVID-19, pandemic;

●	future accounting pronouncements or changes in our accounting policies; and

●	changes to government policies and/or regulation impacting the commercialization of pharmaceutical products.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated revenue, and we do not expect to generate any revenue in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell AV-101. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully enroll subjects in, and complete, our ongoing and planned clinical trials for AV-101;

●	obtain sufficient safety data required to obtain United States and foreign regulatory approval for AV-101;

●	timely file and receive U.S. Food and Drug Administration, or FDA, acceptance of our NDA for AV-101 for review;

●	receive regulatory approvals from the FDA and foreign regulatory authorities for AV-101 in order to commence marketing of AV-101;

●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

●	obtain and maintain patent and trade secret protection or non-patent regulatory exclusivity for AV-101;

●	execute a commercial launch of AV-101, if approved, whether alone or in collaboration with others;

●	obtain and maintain acceptance of AV-101, if and when approved, by patients, the medical community and third-party payors;

●	position AV-101 to effectively compete with other therapies;

●	obtain and maintain healthcare coverage and adequate reimbursement;

●	enforce and defend intellectual property rights and claims;

●	implement measures to help minimize the risk of COVID-19 or any of its variants to our employees as well as patients and subjects enrolled in our clinical trials; and

●	maintain a continued acceptable safety profile of AV-101 following approval.

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

As of September 30, 2021, we had cash and cash equivalents of $180.9 million. On July 2, 2021, we completed our IPO, and expect the net proceeds of approximately $126.9 million from the IPO, together with our existing cash will be sufficient to fund our planned operations into the second half of 2025. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●	the scope, timing, rate of progress, results and costs of our preclinical studies and clinical trials for AV-101;

●	the number and scope of additional product candidates we decide to pursue;

●	the extent to which we discover and develop additional product candidates;

●	the scope and costs of manufacturing development and commercial manufacturing activities;

●	the cost, timing and outcome of regulatory review of AV-101 and any additional product candidates;

●	the cost of building a medical affairs and commercial organization including a sales force in anticipation of commercialization of AV-101 and any additional product candidates;

●	the cost and timing associated with commercializing AV-101 and any additional product candidates, if approved;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	any product liability or other lawsuits related to AV-101 and any additional product candidates;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of AV-101 and any additional product candidates;

●	the extent to which we pursue additional indications for AV-101;

●	the extent to which we acquire or in-license other product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs associated with being a public company;

●	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the ongoing COVID-19 pandemic; and

●	the timing, receipt and amount of sales of AV-101 and any additional product candidates, if approved.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AV-101. Disruptions in the financial markets in general, and more recently due to the ongoing COVID-19 pandemic, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our recurring losses from operations could continue to raise substantial doubt regarding our ability to continue as a going concern. Our ability to continue as a going concern requires that we obtain sufficient funding to finance our operations.

We have incurred significant operating losses since our inception and have never generated product revenue, and it is possible we will never generate product revenue or profit. Meaningful revenues will likely not be available until and unless AV-101 is approved by the FDA or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. In its report on our financial statements for the year ended December 31, 2020, our independent registered public accounting firm included an explanatory paragraph stating that our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. In our unaudited condensed financial statements for the period ended September 30, 2021, after considering the additional proceeds from our IPO and existing cash on-hand, we concluded that we will have sufficient working capital on-hand to fund operations for at least 12 months from the date the unaudited condensed financial statements are issued. However, the perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, spread to most countries across the world, including all 50 states within the United States. The COVID-19 pandemic is evolving, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccine mandates and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, developments or perceptions regarding the safety of vaccines, new information concerning the severity of the coronavirus and any additional preventative and protective actions taken to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the identification of new variants of COVID-19, could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in initiating or completing our planned Phase 2b/3 clinical trial of AV-101, enrolling our clinical trial, or dosing of patients in our clinical trial as well as activating new trial sites. For example, we experienced a short delay in our Phase 1 trial when the study site shut down due to COVID-19. COVID-19 may also affect the third-party manufacturers of AV-101 and the DPI we plan to use in our Phase 2b/3 clinical trial, which could impact our ability to procure sufficient supplies and cause delays in our trial.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the ongoing COVID-19 pandemic has to patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct our Phase 2b/3 clinical trial for AV-101 in geographies which are currently affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that have the potential to delay or otherwise adversely affect enrollment in the clinical trials of AV-101, as well as our business generally, include:

●	the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

●	limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

●	the potential negative affect on the operations of our third-party manufacturers;

●	interruption in global shipping affecting the transport of clinical trial materials, such as investigational drug product, our DPIs and other supplies used in our clinical trials;

●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments;

●	operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;

●	changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development. In particular, we expect that AV-101 will face competition from prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics), which are existing drug products indicated for the treatment of PAH, potential new entrants such as sotatercept (Acceleron Pharma, Inc.), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.), as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. United Therapeutics announced that they filed an NDA for the inhaled dry powder formulation of treprostinil in April. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral prostanoid product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These collaborations may accelerate competition for AV-101. Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. are developing imatinib for PAH and have initiated Phase 1 trials. We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc.), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.). Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for AV-101, we will face competition based on many different factors, including the safety and effectiveness of AV-101, the ease with which AV-101 can be administered and the extent to which patients accept the inhaled route of administration, the timing and scope of regulatory approvals for AV-101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, by being more effective, safer, less expensive or marketed and sold more effectively than AV-101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing AV-101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either our proprietary dry-powder formulation of imatinib or the DPI, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug component of AV-101 or the DPI on a clinical or commercial scale. We outsource all manufacturing and packaging of AV-101 to third parties and obtain the DPI from a sole source supplier, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, since the beginning of the pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has placed strain on manufacturing supply chains and may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In particular, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

If AV-101 is approved by the FDA or a comparable foreign regulatory authority, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current GMPs, and Good Manufacturing Practices, or GMPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve AV-101, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We have received orphan drug designation from the FDA and EMA for AV-101 for treatment of PAH, but we may be unable to obtain such designations or unable to maintain the benefits associated with orphan drug status, including the potential for non-patent market exclusivity.

We have obtained orphan drug designation for AV-101 in the United States from the FDA and in the European Union from the EMA. We may not be able to obtain or maintain the benefits associated with orphan drug designation, including the potential for non-patent market exclusivity. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 (i) directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition; and (ii) affirming the administration’s policy to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on August 6, 2021 CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

As of September 30, 2021, we had eight full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize AV-101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between July 1, 2021 and September 30, 2021, we issued to employees and directors, options to purchase an aggregate of 29,620 shares of our common stock at a weighted-average exercise price of $15.54 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On June 30, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

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

The aggregate net proceeds to us from the IPO, inclusive of the over-allotment exercise, was approximately $126.9 million, after deducting underwriting discounts and commissions and other offering expenses of approximately $12.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of IPO proceeds from that described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021)
10.1	Lease, dated August 6, 2021, by and between the Registrant and PDM 930 Unit, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on August 12, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

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

AEROVATE THERAPEUTICS, INC

Date: November 15, 2021	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)

