Form 10-K
period 2021-12-31
Aerovate Therapeutics, Inc.
filed 2022-03-30
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40544

Aerovate Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1377888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

930 Winter Street, Suite M-500 Waltham, MA 02451	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 443-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AVTE	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $185,087,806 as of the closing of the Registrant’s initial public offering on July 2, 2021 (based on a closing price of $19.94 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2022 was 24,410,393.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We have only recently begun testing of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in pulmonary arterial hypertension, or PAH, patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have many pending patent applications with respect to AV-101 (of which one has recently received a notice of allowance), and one issued U.S. patent. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.
●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We plan to conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission, or the SEC. If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full under Item 1A of this Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our planned Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	the rate and degree of market acceptance of AV-101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;
●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should therefore not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report on Form 10-K, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “Aerovate”, “we”, “us” and “our” refer to Aerovate Therapeutics, Inc.

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 study in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We announced the initiation of Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our Phase 2b/Phase 3 trial of AV-101 in PAH patients in December 2021, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

PAH is an orphan disease with unmet medical need and is characterized by high pressure in the vessels transporting blood from the right side of the heart to the lungs. This high pressure is caused by abnormal cellular proliferation, which over time results in narrowing of the pulmonary vessels and forces the heart to work harder to pump blood through the lungs. The severe blood flow restriction and strain on the heart becomes increasingly severe over time and ultimately leads to heart failure that is often fatal. We estimate there are between 30,000-40,000 patients treated with approved PAH therapies in the U.S. alone, many of whom are on two or more approved PAH therapies. It is estimated that the combined global sales for PAH products in 2021 was $5.9 billion. Despite the availability of multiple approved therapies, PAH has a five-year survival rate for newly diagnosed and prevalent patients between 61% and 65%. None of the approved therapies directly address the abnormal cellular proliferation of the pulmonary vasculature that causes the increased resistance to blood flow. We believe that novel treatments that primarily address abnormal cellular proliferation may provide therapeutic benefit to PAH patients and lead to improved quality of life.

Our focus on developing AV-101 is driven by historical results from the Phase 3 IMPRES clinical trial of oral imatinib for the treatment of PAH patients. Oral imatinib is a well-characterized targeted kinase inhibitor and approved oncology treatment, but clinical trials also supported its potential for the treatment of PAH. The Phase 3 IMPRES trial was a placebo-controlled clinical trial of oral imatinib, conducted globally by Novartis, in 202 PAH patients whose disease was not adequately controlled by two or all three classes of approved PAH therapies. After 24 weeks of treatment with oral imatinib, patients achieved on average an increase of 32 meters (p=0.002) compared to placebo in the distance they could walk in six minutes, a measure known as the 6MWD. A key secondary endpoint in the IMPRES trial was pulmonary vascular resistance, or PVR, which is an objective measure of hemodynamic disease severity in PAH patients. After 24 weeks of treatment with oral imatinib, patients achieved an average PVR improvement (reduction) of 32% (p<0.001) compared to placebo with a significant increase in cardiac output (p<0.001). The magnitude of improvement in both 6MWD and PVR is notable because no other PAH drug has shown such an improvement in a Phase 3 trial on top of at least two background therapies. However, treatment with oral imatinib was also associated with significant tolerability issues and adverse events, including nausea, edema, diarrhea and vomiting. Patients taking oral imatinib also experienced serious adverse events, the most frequent of which were anemia (7%), worsening of pulmonary hypertension (6%), dyspnea (6%), peripheral edema (6%), presyncope (5%), diarrhea (3%), device-related infection (3%), subdural hematoma (2%) and syncope (1%). Despite the clinical effects of oral imatinib 26% of patients on oral imatinib, compared to 7% on placebo, discontinued due to AEs by 24 weeks.

Our company was formed to develop an inhaled formulation of imatinib as a means of delivering therapeutically relevant drug concentrations to the lungs while minimizing systemic exposure, which we believe is the source of the observed intolerability of oral imatinib. We have brought together leaders both in the field of PAH drug development as well as in the area of inhaled drug formulation to invent AV-101, a drug/device combination designed to deliver imatinib directly to the lungs. We have completed a Phase 1 trial of AV-101 in 82 healthy adults. Repeat inhaled doses of up to 90 mg were well-tolerated and resulted in systemic plasma levels that were below those observed with the 400 mg oral dose of imatinib (Gleevec) used in the IMPRES trial. According to pharmacokinetic models of lung exposure to imatinib as applied to our Phase 1 dose range, the predicted lung concentrations of imatinib delivered by AV-101 overlapped or surpassed those predicted from the 400 mg dose of oral imatinib in our Phase 1 trial. There were no serious adverse events associated with AV-101. The most common adverse event was a transient cough primarily in the highest dose cohort, which was generally mild, and resolved within 30 minutes of dosing. There were no discontinuations due to cough. The intended Phase 2b dose range with AV-101 will only include doses that use 40% or less of the amount of dry powder that was inhaled at the highest Phase 1 dose and, based on the results of our Phase 1 trial and our modeling, we expect lung concentrations of imatinib delivered by AV-101 in the 35 mg and 70 mg doses, both twice a day, or BID, selected for the Phase 2b portion of our Phase 2b/Phase 3 trial to overlap or surpass the lung concentrations predicted with the 400 mg oral dose in our Phase 1 trial, which was the same target dose used in the Phase 3 IMPRES trial.

In December 2021, we announced the initiation of IMPAHCT, our global double-blinded, placebo-controlled, randomized Phase 2b/Phase 3 trial of AV-101 in PAH patients taking at least two background therapies. The Phase 2b portion of this trial will enroll approximately 200 PAH patients and is designed to assess safety, tolerability and inform dose selection for the Phase 3 portion using changes in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint. We will measure 6MWD as a secondary endpoint in the Phase 2b portion of this trial. We anticipate that topline data from the Phase 2b portion of this trial will be available in the middle of 2023. In the Phase 3 portion of the trial improvement in 6MWD will be the primary endpoint. If the results of the Phase 3 trial show a statistically significant increase in 6MWD, we plan to submit a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA, and Marketing Authorization Application, or MAA, with the European Commission for AV-101 for the treatment of PAH. These applications will leverage the existing safety data for Gleevec oral tablets allowing the company to save time and money. If AV-101 is approved, we believe it has the potential to become an important addition to existing therapies for PAH in both the United States and Europe.

We are pursuing a clinical development program utilizing established endpoints for development of previous PAH drugs, as well as enrollment criteria and dosing duration previously studied in oral imatinib PAH trials. At our April 14, 2021 end-of-Phase 1 meeting with the FDA, we received regulatory guidance that our clinical program could support a NDA submission; however, the process of clinical development is inherently uncertain and there can be no guarantee that we will obtain marketing approval. AV-101 has been granted orphan drug designation by the FDA and the EMA for the treatment of PAH. We have filed for patent protection of the composition of the aerosol, drug product, manufacturing and methods of use. We retain worldwide commercial rights to AV-101.

Our Team

Our executive management team has extensive experience in the clinical development and the commercialization of orphan drug indications. Timothy P. Noyes, our Chief Executive Officer, was a senior executive at GelTex Pharmaceuticals, Inc., or GelTex, and Genzyme Corporation, or Genzyme, where he headed all launch planning and the commercialization of Renagel, a treatment for hemodialysis patients that resulted in Genzyme’s acquisition of GelTex for more than $1 billion. Benjamin T. Dake, Ph.D., our Founder, President, Chief Operating Officer and Secretary, a cancer biologist, investor and entrepreneur, recognized the potential benefits of developing a lung-targeted imatinib and secured multiple rounds of funding to build the team at Aerovate with experts like Ralph Niven, Ph.D., our Chief Development Officer, who has over 30 years of expertise in translational medicine and inhalation dosage forms, and Hunter Gillies, M.B.Ch.B., our Chief Medical Officer, who has led Phase 2 and Phase 3 PAH trials at Pfizer Inc., or Pfizer, and Gilead Sciences, Inc., or Gilead, and has designed and executed PAH trials with several smaller biotechnology companies. George A. Eldridge, our Chief Financial Officer, has served as CFO for several biotechnology companies, leading four of these companies to the public markets. Marinus Verwijs, our Senior Vice President of CMC, has over 15 years of product development and manufacturing experience. He has worked on multiple commercial products, leading them from clinical product development to NDA filing and commercial launch. Timothy Pigot, our Senior Vice President of Commercial, has over 25 years of industry experience working to launch and commercialize a range of products over multiple therapeutic areas. Mr. Pigot gained significant experience in PAH during his 12 years at Gilead and 11 years at Pfizer. where his responsibilities included the launches of Revatio and Letairis for the treatment of PAH. Donna Dea, our Head of Regulatory Affairs, has over 30 years of global regulatory experience designing and implementing regulatory strategies resulting in the approval of treatments for asthma, COPD, rhinitis and others, for which several of these drugs involved inhaled formulations.

Our Strengths

We believe that our company and AV-101 possess the following attributes that may potentially increase the likelihood that we will be successful in developing and commercializing AV-101:

● Significant efficacy of oral imatinib. In the global Phase 3 IMPRES trial, oral imatinib demonstrated statistically and clinically significant efficacy following 24 weeks of treatment on top of PAH standard of care. These results were notable for achieving statistically significant improvements in the study’s primary efficacy endpoint, 6MWD, and a key secondary endpoint, PVR, but also for hitting statistical significance on other clinically relevant efficacy endpoints on top of standard of care, which included at least two background PAH therapies. The primary endpoint of the Phase 2b portion of our Phase 2b/Phase 3 trial is the change in PVR following 24 weeks of treatment. The primary endpoint of the Phase 3 portion of our Phase 2b/Phase 3 trial is the change in 6MWD following 24 weeks of treatment. Our Phase 2b/Phase 3 trial is designed to treat a similar patient population to the IMPRES trial, patients in WHO Functional Classes II-IV taking at least two background PAH therapies.

● Distinct PAH treatment mechanism. Unlike all approved treatments for PAH, which act primarily through vasodilation, AV-101 is designed to directly address the abnormal cellular proliferation in the pulmonary vasculature that causes the increased resistance to blood flow and heart failure. We believe AV-101’s mechanism uniquely positions our product candidate, if approved, for combination therapy with existing vasodilator treatments.

● Adaptive development path. We have planned an innovative Phase 2b/Phase 3 clinical trial based on an adaptive design that could lead to a potential NDA filing. Our development plan also benefits from our ability to leverage prior toxicology work done with oral imatinib.

● Improved tolerability based on route of administration. Our inhaled administration is designed to minimize systemic exposure and limit the safety and tolerability concerns observed in the IMPRES trial of oral imatinib in PAH. Our Phase 1 results in healthy volunteers demonstrated that plasma levels of imatinib were lower than those observed with the 400 mg oral dose of imatinib used in the IMPRES trial.

● Expected comparability of concentrations of drug delivered. Based on the results of our Phase 1 trial and our modeling, we expect lung concentrations of imatinib delivered by AV-101 in the 35 mg and 70 mg doses, both BID, selected for the Phase 2b portion of our Phase 2b/Phase 3 trial to overlap or surpass the lung concentrations predicted with the 400 mg oral dose in our Phase 1 trial, which was the same target dose used in the Phase 3 IMPRES trial.

● Powerful barriers to entry. We have generated strong intellectual property claims and other barriers to entry. We own one issued U.S. patent and several U.S. and foreign patent applications to protect our proprietary imatinib formulation, our drug product and methods of use. In addition, we have obtained exclusive access to a commercially available dry powder delivery device which we believe will create a substantial competitive advantage.

● Substantial and readily addressable market opportunity. If AV-101 is approved, we believe there is a substantial medical need and market opportunity for combining AV-101 with existing standard of care, which is often two or three background agents. Beyond this base case, we also believe that AV-101, if approved, could benefit a larger group of PAH patients with earlier-stage disease such as those patients receiving only one other PAH therapy.

● Strong leadership in PAH. Our executive management team has extensive experience in the clinical development of treatments for PAH, including Dr. Gillies who has been developing drugs for PAH for more than 20 years and recently ran the AMBITION trial that established the current first-line PAH combination therapy and Dr. Niven’s experience in manufacturing and development for inhaled small molecules. In addition, our Clinical Advisory Board includes several of the premier thought leaders in PAH who have extensive experience developing drugs and caring for patients suffering from PAH.

Our Strategy

Our strategy is to develop and commercialize AV-101 for patients suffering from PAH. Key elements of our strategy include our plans to:

● Complete regulatory discussions for AV-101 in the United States and Europe. At our April 14, 2021 end-of-Phase 1 meeting with the FDA, we received regulatory guidance that our Phase 2b/Phase 3 trial, if successful, could support a NDA submission using the change in 6MWD compared to placebo as the primary endpoint in the Phase 3 portion of the trial; however, the process of clinical development is inherently uncertain and there can be no guarantee that we will obtain marketing approval even if we successfully achieve our primary endpoint. We have been granted orphan designation for PAH from the FDA and from the European Commission in the European Union. We completed the formal process of seeking scientific advice and regulatory guidance from the European Medicines Agency, or EMA, regarding its requirements for regulatory approval and we believe that, if successful, our existing clinical program could support a marketing authorization application, or MAA submission for regulatory approval in Europe.

● Advance AV-101 through NDA submission. In December 2021, we announced initiation of IMPAHCT, our Phase 2b/Phase 3 trial of AV-101 in PAH patients taking at least two approved PAH therapies. The Phase 2b portion of this trial will be a dose-ranging trial in which PVR will be the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion and 6MWD will be the primary endpoint.

● Commercialize AV-101 directly in the United States. If AV-101 is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty sales force focused primarily on pulmonologists and cardiologists treating adult patients suffering from PAH. We will consider entering into collaborations for the development and commercialization of AV-101 in Europe, Asia or other geographic regions, if approved by foreign regulatory authorities.

● Pursue additional indications for AV-101. We believe that AV-101 could have clinical applications in other groups of PAH patients, such as those with earlier-stage disease who may be receiving only one other PAH therapy. We also may consider the potential use of AV-101 in other types of pulmonary vascular disease.

● Expand our pipeline by accessing additional product opportunities. We plan to search for additional product opportunities available for license or acquisition that could be supported by the commercial infrastructure we build to successfully launch AV-101 in the United States if it is approved for marketing.

PAH Background and Limitations of Current Treatments

PAH is a progressive, life-threatening orphan disease characterized by increased pressure in the pulmonary arteries, vessels responsible for carrying deoxygenated blood from the heart to the lungs. This increased pressure is caused by narrowing of these blood vessels as a result of dysregulation of cells of the arterial wall, leading to excessive growth and proliferation. Over time, blood flow worsens as inflammatory cells are recruited and inflammatory cytokines further stimulate the proliferation of blood vessel cells. This ultimately leads to tissue scarring, fibrosis and blood vessel remodeling, resulting in severe restriction of blood flow (as illustrated in the figure below) and increased risk of developing blood clots and heart failure.

Figure 1. Increased pulmonary resistance is caused by cell proliferation that obstructs blood flow.

This severe restriction of blood flow also causes the heart to work harder to circulate blood through the lungs causing abnormal strain on the right ventricle of the heart resulting in PAH symptoms that worsen over time; these commonly include breathlessness, fatigue, chest pain, fainting or light headedness, as well as abdominal distension. Four PAH functional classes categorize patient symptom severity and ability to carry out physical activity. Higher numbered functional classes indicate worsening symptoms and are associated with higher mortality. The four functional classes established by the World Health Organization, or WHO, are detailed in the figure below.

FIGURE 2. WHO PAH FUNCTIONAL CLASSES

FUNCTIONAL CLASS	DESCRIPTION
I	No limitation of physical activity, and ordinary physical activity does not cause undue dyspnea or fatigue, chest pain or near syncope.

II	Slight limitation of physical activity, but patients are comfortable at rest. Ordinary physical activity causes undue dyspnea or fatigue, chest pain or near syncope.

III	Marked limitation of physical activity, but patients are still comfortable at rest. Less than ordinary activity causes undue dyspnea or fatigue, chest pain or near syncope.

IV	Patients are unable to carry out any physical activity without symptoms, and discomfort is increased by any physical activity. Signs of right heart failure manifest, and dyspnea and/or fatigue may even be present at rest.

Prevalence of PAH and Unmet Need

Based on third-party estimates, the number of PAH patients diagnosed is between 30,000 and 40,000 in the United States with an average age at diagnosis of 53 years old and 65% to 80% of those diagnosed being women. The exact prevalence of PAH worldwide is not known but it has been estimated to be between 10 to 52 cases per million. Many drugs have been developed and made commercially available for the treatment of PAH, such as vasodilators, and it is estimated that the combined global sales for PAH products in 2021 was $5.9 billion. While advances in the treatment of PAH using vasodilatory agents over the last two decades have markedly improved survival, PAH patients still face significant disease burden and premature death. The five-year survival rate for newly diagnosed and prevalent patients is between 61% and 65%. Clearly there is unmet need for new therapies beyond the standard of care.

Limitations of Current Therapies for PAH

The current standard of care in PAH consists of drugs that act primarily as pulmonary vasodilators, which relax the muscles in the pulmonary arterial walls, thereby reducing the degree of blood vessel constriction. Although the current standard of care provides some benefit to patients, it is clear from the pathology of PAH that abnormal cellular proliferation causes progressive narrowing of the pulmonary vasculature. This abnormal proliferation is not addressed by therapies currently used to treat PAH.

Three classes of pulmonary vasodilators are currently used to treat PAH: endothelin receptor antagonists, nitric oxide pathway modulators and prostacyclins.

● Endothelin Receptor Antagonists. Some treatments currently approved for PAH work by blocking the action of endothelin-1, a potent vasoconstrictor, and are referred to as endothelin receptor antagonists, or ERAs. These drugs include bosentan, macitentan and ambrisentan. All three of these drugs are orally administered and improve blood flow to the lungs as determined by measures of hemodynamics such as pulmonary vascular resistance and cardiac output, which translates to improvements in exercisability as measured by the distance that patients can walk in a fixed period of time (6MWD).

● Nitric oxide pathway modulators such as PDE5 inhibitors and sGC’s. Nitric oxide is a naturally occurring molecule that is widely recognized as important in a number of biological processes. It causes blood vessels to relax and widen via the second messenger cGMP, resulting in an increase in blood flow. Two common modalities utilize the nitric oxide pathway to result in vasodilation: Phosphodiesterase type 5, or PDE5, inhibitors prevent the breakdown of cGMP and soluble guanylate cyclase stimulators, or sGC’s, increase the production of cGMP independent of nitric oxide. Several oral PDE5 drugs are available, such as sildenafil and tadalafil. Additionally, riociguat is the only sGC approved for PAH.

● Prostacyclin pathway modulators. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring lipid that has the effect of relaxing the smooth muscles surrounding arteries, resulting in vasodilation. Prostacyclin analogues, such as iloprost and treprostinil, are approved therapies for PAH. Selexipag is an oral prostacyclin-like drug approved for PAH. In addition to the challenges associated with dosing, prostacyclin therapy can be difficult to tolerate. In clinical trials subcutaneous infusion of these agents has shown severe infusion site adverse events requiring narcotics for these symptoms. The oral prostacyclins also have a high incidence of headache and diarrhea, nausea, vomiting, and flushing, which can lead to discontinuations.

PAH patients are often treated with more than one of these drugs and new therapies are typically added to existing therapies rather than replacing drugs that are providing insufficient benefit. Based on both primary research and third party sources, we estimate that a majority of patients are taking two or three FDA approved drugs for the treatment of PAH. Oral therapies are commonly prescribed first-line, typically consisting of an ERA and PDE5 inhibitor. As patients progress in their disease severity, a prostacyclin can typically be added as a third agent. Although these therapies have been shown to improve exercise capacity, quality of life, pulmonary pressure and short-term survival, none of the current treatments are curative and patients remain on life-long therapy with poor long-term prognosis.

Our Approach, AV-101

We are developing AV-101 as a drug/device combination product that delivers imatinib directly to the lungs via inhalation. The product consists of capsules of particulate imatinib that will be used in conjunction with a dry powder inhaler device. We believe that delivery of imatinib directly to the lungs will maximize the amount of drug in the targeted tissues while minimizing systemic exposure. Furthermore, we believe that delivering imatinib in this way may improve the tolerability of treatment while maintaining imatinib’s known effects on exercise capacity and hemodynamics. AV-101 has been granted orphan drug designation by the FDA and the European Commission for the treatment of PAH.

Potential of Imatinib to Treat PAH

The molecule in AV-101, imatinib, has demonstrated improvement on the primary and multiple secondary endpoints in a global Phase 3 trial (IMPRES) conducted by Novartis in PAH patients on top of at least two standard of care PAH drugs. However, when administered orally, serious adverse events, and discontinuations were high and the oral version was never approved for PAH. We believe imatinib is unique amongst tyrosine kinase inhibitors for its specificity and potency. At pharmacologically achievable levels, it inhibits only a handful of kinases, such as PDGFR, KIT, DDR and ABL, which have been implicated in PAH disease processes. Other tyrosine kinase inhibitors that target the same binding pocket are more promiscuous. Recent academic focus on kinase inhibition in PAH has been on PDGFR. However, other kinase inhibitors that hit PDGFR also inhibit the closely related SRC and VEGFR kinases. These drugs have been shown to induce or exacerbate PAH. Thus, we believe clinical success with kinase inhibition in PAH is not dictated by inhibiting PDGFR alone, but rather by the kinase inhibition. We are encouraged that imatinib, the molecule in AV-101, has shown clinical effects in the IMPRES trial, and we believe inhaled delivery of AV-101 limits systemic exposure and may mitigate the tolerability issues observed with oral imatinib.

Kinase inhibitors have been approved for the treatment of various cancers. Case reports of improvements in PAH in patients receiving oral imatinib, marketed as Gleevec by Novartis, led to several clinical trials designed to test the efficacy of imatinib for PAH. The IMPRES trial was a randomized, double-blind global Phase 3 trial conducted by Novartis that enrolled 202 PAH patients. Most of these patients had Functional Class II or Class III PAH and were already on at least two background therapies. Patients were randomized to receive oral imatinib or placebo for 24 weeks.

Patients enrolled in the IMPRES trial had reduced exercise capacity compared to healthy adults as measured by the six-minute walk distance, or 6MWD, a simple test that has been used as a primary endpoint for the approval of multiple drugs to treat PAH. The mean baseline 6MWD for patients in this trial was 361 meters, whereas for healthy adults it has been reported to be approximately 600 meters The baseline 6MWD values in these patients upon enrollment was below normal for healthy adults despite the fact that they were all on treatment with at least two PAH therapies and 41% were on triple therapy, the maximal standard of care for PAH. Patients remained on their respective pre-trial PAH therapies throughout the trial.

The target dose of oral imatinib in the IMPRES trial was 400 mg/day which is an approved dose of oral imatinib for the treatment of cancers such as chronic myelogenous leukemia, or CML, and metastatic malignant gastrointestinal stromal tumors, or GIST, containing specific genetic alterations. Treatment of PAH patients with 400 mg oral imatinib led to a significant improvement in 6MWD over baseline compared to placebo. This difference was significant at 12 weeks with significance observed at all consecutive timepoints through the end of the trial at 24 weeks, at which point the oral imatinib-treated patients achieved an average improvement of 32 meters vs placebo in the 6MWD (p=0.002). The magnitude of this improvement is notable because no other PAH drug has shown such an improvement in a Phase 3 trial on top of at least two background therapies. The most recently approved oral PAH drug, Uptravi (Selexipag), showed a 12-meter treatment effect in the Phase 3 GRIPHON trial. The patients in this trial were not as heavily treated as those in the IMPRES trial, with one third on double therapy and none on triple therapy. The figure below shows the improvement over time in 6MWD of PAH patients treated with oral imatinib on at least two standard of care therapies as compared to the placebo group in the Phase 3 IMPRES trial.

Imatinib
Placebo
*P<0.05
Change in 6MWD from baseline (m)
70
60
50
40
30
20
10
0
0
4
8
12
16
20
24
Time (weeks)
32m

Figure 3. Imatinib led to a significant increase in 6MWD on top of at least two standard of care therapies

The improvement in 6MWD with oral imatinib treatment was observed across all patient subgroups regardless of treatment with other PAH therapies (as seen in the figure below). We believe this observation suggests that oral imatinib improved 6MWD through a mechanism that was independent of patients’ background therapies.

Medication group
No. of patients
Imatinib
Placebo
Change
ERA + PDE5
29
26
36 (–8, 80)
ERA + PG
14
9
32 (–9, 73)
PDE5 + PG
12
19
22 (–30, 74)
ERA + PDE5 + PG
38
39
34 (5, 62)
–40
–20
0
20
40
60
80
Change in 6MWD from baseline

Figure 4. Imatinib led to improvements in 6MWD compared to placebo regardless of patients being treated concurrently with at least two approved PAH therapies

In addition to improvements in 6MWD, patients treated with imatinib had greater improvements in multiple secondary endpoints, including measures of hemodynamics. Importantly, there was a significant improvement at 24 weeks in PVR (p<0.001), a measure of how difficult it is for blood to circulate through the lungs. Damaged pulmonary blood vessels make it more difficult for the heart to pump blood through the lungs, leading to increased pulmonary arterial pressure, increased workload on the heart, and if not resolved, heart failure. PVR is frequently used as a quantitative measure in PAH Phase 2 trials to determine the appropriate dose for registrational Phase 3 trials that directly measure changes in patient exercise capacity, such as 6MWD. Patients treated with imatinib had a significant reduction in PVR at 24 weeks, as noted in the blue box in the figure below. PVR was virtually unchanged compared to baseline in placebo treated patients. Consistent with the improvements in PVR, significant improvements compared to placebo treated patients, as shown in the figure below, were also observed in mean pulmonary artery pressure, or mPAP, which was decreased by 5.2 mm Hg; cardiac output, or CO, which was increased by 0.88 liter/min; and right arterial pressure, or RAP, which was decreased by 1.7 mm Hg. An echocardiography sub-study of 74 IMPRES patients showed that patients randomized to oral imatinib showed significant improvements in certain measures of right ventricle function after 24 weeks compared with placebo. Significant and consistent changes across hemodynamic and echo measures suggest a benefit of imatinib for the treatment of PAH with the potential to result in long-term improvements in pulmonary and cardiac function.

Figure 5. Imatinib treatment led to significant improvements across multiple secondary endpoints including PVR (highlighted), an endpoint frequently used in Phase 2 dose-finding trials (Patients included in analyses of hemodynamic parameters include those who completed the study plus those who discontinued early but had a right heart catheterization performed at discontinuation.)

Long-Term Extension Study

Patients who completed the 24 week trial were eligible to be enrolled in an open label long-term extension study. The improvements in 6MWD achieved at 24 weeks were sustained during this extension and the mean difference in 6MWD compared to baseline improved up to 144 weeks in patients that were able to tolerate the treatment. Although these results were very encouraging, data from the extension trial also highlighted the major limitation in using oral imatinib to treat PAH, which was drug tolerability. Of the 103 patients originally randomized to the imatinib arm of the core trial, only 21 remained on therapy after 180 weeks of dosing. The patients who were able to tolerate the drug long term showed a durable continued improvement in 6MWD.

Safety and Tolerability

The relatively poor tolerability of oral imatinib poses challenges for the potential use in PAH patients. The AEs observed in the IMPRES trial were consistent with the AE profile observed in cancer trials, with the exception of subdural hematoma, and led to a significant number of discontinuations, which limited oral imatinib’s potential as a therapy for PAH. Specifically, 44% of patients treated with oral imatinib in the IMPRES trial experienced fluid retention, which is of particular concern in PAH patients who suffer from heart failure. The figure below lists the AEs reported in the 24-week Phase 3 IMPRES trial of oral imatinib in PAH patients on two or more standard-of-care therapies.

Figure 6. Adverse events reported in >10% of the Imatinib group in the 24-week IMPRES trial, not including the trial extension

In the IMPRES trial, there were 45 serious adverse events reported in imatinib treated patients, including some that were of particular concern for PAH patients, who already have compromised cardiac function. These included worsening of PAH; anemia; dyspnea, or shortness of breath; peripheral edema; and presyncope, or lightheadedness. Of note, subdural hematoma occurred in eight patients (two in the core study (1.9%), six in the trial extension (4.2%)) receiving imatinib and anticoagulation.

Imatinib n=103 (%)	Placebo n=98 (%)
Serious Adverse Event	45 (44)	29 (30)
Worsening of pulmonary hypertension	6 (6)	8 (8)
Anemia	7 (7)	1 (1)
Dyspnea	6 (6)	2 (2)
Peripheral edema	6 (6)	0
Presyncope	5 (5)	0
Diarrhea	3 (3)	2 (2)
Device-related infection	3 (3)	0
Syncope	1 (1)	5 (5)
Subdural hematoma *	2 (2)	0

Figure 7. Serious adverse events reported in the IMPRES 24-week trial publication, not including the trial extension

Patients enrolled in the IMPRES trial that were not able to tolerate 400 mg/day of imatinib did not see a significant improvement in 6MWD after 24 weeks. As shown in the figure below, those patients who were not dosed with 400 mg/day for more than half of the time did not achieve the improvements in 6MWD that were significantly distinguished from those achieved by placebo treated patients. These results suggest that addressing the adverse events and tolerability of imatinib in PAH patients cannot be achieved by lowering the oral dose without sacrificing this improvement. Further development of oral imatinib for the treatment of PAH was discontinued by Novartis.

Figure 8. Patients who were dosed with 400 mg/day for less than half of the duration of the trial did not achieve a significant improvement in 6MWD

AV-101, an inhaled formulation of imatinib

AV-101 is designed to deliver imatinib directly to the lungs to maximize the amount of drug in the targeted tissues while minimizing systemic exposure. We believe that delivering imatinib in this way may maintain imatinib’s potential therapeutic benefits while improving the tolerability of treatment. The oral version of imatinib, marketed as Gleevec, is delivered as tablets containing imatinib mesylate which is a salt of imatinib. Imatinib mesylate is not readily amenable to being used in an inhaled formulation because it absorbs water from the atmosphere if not stored in a rigorously controlled environment. Moisture uptake would lead to potential stability concerns and a high likelihood of poor delivery performance when inhaled from any dry powder inhaler device. We also believe mesylate salt would be a poor choice for an inhaled PAH therapy for additional reasons: (i) the mesylate group introduces a genotoxic risk; (ii) it increases the formulation risk due to the existence of multiple crystal forms; and (iii) delivery using the mesylate salt has the potential to release the acidic mesylate upon deposition on the lung surface which could lead to transient irritation and increase the propensity for cough. We therefore explored other salt and polymorphs of imatinib to identify a more suitable formulation for an inhaled therapy without altering the active molecule. We discovered a form that exhibited what we believe to be almost ideal physical chemical properties for development as a dry powder for inhalation using capsules in a simple dry powder inhaler, or DPI.

We also believe that dry powder inhalation is the most convenient mode of delivery to the lungs for patients. The prospective advantages of dry powder inhalation include that such formulations (i) can be delivered via a convenient, portable and easy-to-use delivery system; (ii) avoid the cords or batteries or bulky equipment that may be needed with nebulizers; (iii) carry less risk of microbial contamination due to the low moisture content powder; (iv) have better anticipated shelf stability of the drug product compared to a solution dosage form; and (v) can potentially improve lung retention of the powder imatinib compared to an aqueous nebulizer formulation, which may result in reduced dose, dose frequency and peak exposure in the circulation.

AV-101 Phase 1

We have completed a placebo-controlled, randomized, double-blinded, single ascending dose and multiple ascending dose Phase 1 trial of AV-101 in 82 healthy volunteers. Doses tested in the single ascending dose, or SAD, portion ranged from 1 to 90 mg of AV-101. A 400 mg dose of oral imatinib was included as a comparator. The multiple ascending dose, or MAD, portion tested 10 mg, 30 mg and 90 mg BID for seven days. The purpose of the trial was to establish safety and tolerability of AV-101 and to demonstrate that systemic levels of AV-101 were lower than oral imatinib.

All doses resulted in lower systemic plasma levels of imatinib compared to those observed following a single 400 mg oral dose. In the figure below, the blue dashed line shows simulated steady state levels of oral imatinib in the blood extrapolated from the 400 mg cohort in the SAD potion of our Phase 1 trial. These levels are consistent with multiple publications on oral imatinib pharmacokinetics. The other lines show the blood concentrations following the final dose of AV-101 in the MAD portion of our Phase 1 trial, on day 7, when steady state concentrations had been achieved. The dotted part of the 90 mg dose shows a simulated representation of an additional dose twelve hours later to illustrate steady state BID dosing.

16

2500
2000
1500
1000
500
0
Imatinib plasma concentration (ng/ml)
0
12
24
Hours post-dose
400 mg oral simulated steady state
90 mg AV-101 day 7
90 mg projected 2nd dose
30 mg AV-101 day 7
10 mg AV-101 day 7

Figure 9. Phase 1 systemic exposure of AV-101 vs 400 mg oral imatinib.

We also predicted lung exposures using a physiologically based pharmacokinetic, or PBPK, model built from a published method to extrapolate lung exposures from blood levels, which was informed by our Phase 1 plasma data. Although there is inherent uncertainty associated with all models that extrapolate data, we expect the exposures of imatinib obtained in the lungs at the dose range we intend to use in the Phase 2b portion of our Phase 2b/Phase 3 trial of 10 mg, 35 mg and 70 mg, all BID, to overlap or surpass lung levels predicted from 400 mg oral imatinib. The dashed blue line in Figure 11 shows lung exposures extrapolated from published steady state PK data and informed by our Phase 1 plasma data for oral imatinib at 400 mg. The solid lines show extrapolated lung levels of AV-101 doses using our PBPK model.

Imatinib lungs concentration (ng/ml)
25000
20000
15000
10000
5000
0
0
12
24
Hours post-dose
70 mg AV-101
35 mg AV-101
10 mg AV-101
400 mg oral

Figure 10. Predicted Phase 2b lung exposures from dosing of 10, 35 and 70 mg AV-101. We expect the lung exposures of imatinib delivered by AV-101 in the dose range to overlap or surpass the predicted lung exposures from 400 mg oral imatinib

Safety and Tolerability in Phase 1 trial

There were no serious adverse events reported in our Phase 1 trial. There were no changes in vital signs including pulmonary function testing and oxygen saturations. Of the less severe adverse events, there was one discontinuation at the highest dose due to vomiting and the most frequent adverse event was a cough that was reported in 55% of volunteers at the highest 90 mg dose. This cough was transient, predominantly mild in nature, resolved on its own within 30 minutes and did not lead to any discontinuations. We believe that the cough may be a function of the total amount of powder delivered in the high Phase 1 dose. The intended dosing for the Phase 2b/Phase 3 trial will use less than 40% of the amount of powder that was inhaled at the highest Phase 1 dose. The figure below shows the adverse events reported in our Phase 1 MAD trial of AV-101 in healthy volunteers.

Figure 11. Adverse events reported in the Phase 1 MAD trial of AV-101 in healthy volunteers

We submitted to the FDA summaries of the safety and tolerability findings from our Phase 1 trial along with the systemic plasma levels for the participants from the trial. We also submitted information on our drug substance and drug product. At our April 2021 meeting, we reached alignment with the FDA that our Phase 2b/Phase 3 trial design was acceptable and could, if successful with strong results, support a NDA submission using the change in 6MWD compared to placebo over 24 weeks as the primary endpoint in the Phase 3 portion of our trial.

AV-101 Phase 2b/Phase 3 IMPAHCT: Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial

In December 2021, we announced the initiation of IMPAHCT, our global, Phase 2b/Phase 3 trial in Functional Class II through Class IV PAH patients with inadequate disease control on at least two approved PAH therapies. This clinical trial will establish the target dose in the Phase 2b portion then continue into a Phase 3 efficacy trial using the selected dose. The Phase 2b portion of this double-blind, placebo-controlled randomized trial is designed to assess safety and tolerability using change in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint to inform the selection of the appropriate dose for the Phase 3 portion of the trial. Change in 6MWD compared to placebo will be a secondary endpoint, and all efficacy endpoints will be measured following 24 weeks of treatment. The Phase 3 portion of the trial will use the change in 6MWD compared to placebo at 24 weeks as the primary endpoint. Secondary endpoints in the Phase 2b/Phase 3 trial will include N-terminal pro B-type natriuretic peptide, or NT-proBNP, a biomarker associated with heart failure; hemodynamic parameters; clinical worsening; clinical improvement; change in functional class; change in risk score; and quality of life measures. All patients completing the Phase 2b or Phase 3 portions will be invited to enter a long-term extension trial of AV-101.

Phase 2b/Phase 3 Enrollment and Timing

The Phase 2b/Phase 3 trial will be a single continuous trial made up of three periods.

● We are currently in Period 1, which is the Phase 2b enrollment portion of the trial. Approximately 200 patients will be enrolled across four treatment arms, which include three dose groups of AV-101 and one placebo group. The primary endpoint is the change in PVR compared to placebo at 24 weeks. Data from the Phase 2b portion will inform the selection of an optimal dose of AV-101 for Phase 3. We anticipate that topline Phase 2b data will be available in the middle of 2023.

● Period 2 begins as soon as enrollment completes in the Phase 2b portion of the trial. This second period signifies the start of enrollment in the Phase 3 portion of the trial. We expect to complete enrollment of the Phase 2b portion of the trial by the end of 2022 and commence enrollment of the Phase 3 portion thereafter.

● Period 3 begins once the optimal dose is selected and will then only enroll across two treatment arms, the optimal dose of AV-101 and the placebo arm. Once the final patient enrolled has completed 24 weeks on study, the Phase 3 portion of the trial is complete.

Figure 12. Design of the Phase 2b/Phase 3 trial of AV-101 in PAH patients

If the results of the Phase 3 portion of this trial show a statistically significant and potentially clinically meaningful benefit in 6MWD, we plan to submit a NDA, with the FDA for AV-101 for the treatment of PAH.

Confirmation of the Potential of Antiproliferative Medicines as a Novel Class of PAH Therapeutics

Although no approved PAH therapy directly addresses the underlying cell proliferation that leads to increased pulmonary arterial pressure, the concept behind targeting cell proliferation to treat PAH is not new. The most advanced antiproliferative compound in the clinic is sotatercept, a molecule that blocks signaling of members of the TGF-beta family of growth factors. Results from a Phase 2 clinical trial in PAH showed that sotatercept led to a reduction in PVR, providing further support for the therapeutic potential of antiproliferative product candidates in PAH. We are encouraged by these results as they provide independent confirmation of the importance of antiproliferative products as a potentially broad class of PAH therapeutics to complement vasodilators. Similar to the vasodilator field, we believe that PAH patients may benefit from treatment with multiple antiproliferative therapies directed against different targets.

Manufacturing and Supply

We use third-party contract manufacturers for the production of AV-101. Our active pharmaceutical ingredient, or API, can be purchased from multiple contract manufacturers in compliance with the FDA’s current Good Manufacturing Practice, or current GMP, regulations and European Pharmacopoeia, or EP, standards. The final step in the manufacture of API is completed at one of two contract manufacturing organizations that comply with the FDA’s current GMP regulations. AV-101 finished product is processed for aerosol use and filled into capsules by our contract fill/finish provider in the United States, which is required to comply with current GMP regulations. As AV-101 is a drug-device combination product, we have contracted with a third-party to manufacture the single-dose inhaler device that we use for delivering inhaled AV-101 to patients in our Phase 2b/Phase 3 clinical trial.

Release and stability testing to date show stability of at least 18 months for one batch of API under conditions at a temperature of 25° Celsius and 60% relative humidity and 12 months for our bulk processed powder. We expect that stability testing for our bulk API and drug product to reach at least 24 months by the time we see topline data from our Phase 2b/Phase 3 clinical trial.

At our April 2021 meeting, the FDA confirmed that our API, finished product, and single-dose inhaler producers are acceptable for use in a Phase 2b/Phase 3 clinical trial. We have completed the manufacture of the initial clinical supply and have the finished product, device and ancillary supplies positioned at our global distribution partner and drug supply has been delivered to the active clinical sites.

In anticipation of a potential NDA filing, we plan to manufacture a minimum of three batches of API, finished product, and single-dose inhaler devices for registration purposes and to test these batches for stability with a goal of establishing a commercial shelf life of at least two years for finished product and bulk API.

Sales and Marketing

Our commercialization strategy is to develop AV-101 into a leading therapy worldwide for the treatment of PAH.

Our Chief Executive Officer and Senior Vice President, Commercial have significant commercial experience, but beyond that we have not yet established a sales and marketing organization. We intend to recruit our own specialty sales force in the United States focused on promoting AV-101. We plan to target our marketing and sales efforts to pulmonologists and cardiologists who specialize in treating PAH. We believe a specialty sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the pulmonologists and cardiologists who specialize in treating PAH.

We believe that the market for AV-101 in the five largest countries in the European Union represents the bulk of the potential European market and that China and Japan represent the bulk of the potential Asian market. We plan to enter one or multiple collaborations to commercialize AV-101 in Europe and Asia.

We believe AV-101 will receive coverage and reimbursement by public and commercial payors, but we cannot guarantee this will happen. For more information regarding these risks, please see “Risk Factors—Risks Related to Commercialization—The successful commercialization of AV-101 will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for AV-101, if approved, could limit our ability to market our product and decrease our ability to generate revenue.”

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our products and other proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

Our intellectual property portfolio includes an issued patent in the United States, pending patent applications in the United States, under the Patent Cooperation Treaty (PCT international applications), and in commercially relevant foreign jurisdictions for our products. The PCT international applications preserve all of our rights to file patent applications in commercially relevant foreign jurisdictions for our products. As of March 28, 2022, we own one U.S. patent, eight U.S. patent applications (of which one application has received a notice of allowance), two pending PCT international applications, and twenty foreign patent applications. Our U.S. patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent term that may be available and assuming that the filed patent applications will issue as patents. Our foreign patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent terms that may be available and assuming that filed applications will issue as patents and that the foreign patent terms are calculated similarly to the calculation of U.S. patent terms for the corresponding U.S. portion of the patent portfolio. Our patent portfolio is summarized in the following table.

APPLICATION/ PATENT NO.	RELATED PRODUCT	PROTECTION SOUGHT	PROJECTED EXPIRATION*	JURISDICTION
62/849,054	AV-101	Composition of Matter; Use	N/A	US
11,229,650	AV-101	Composition of Matter; Use	5/14/2040	US
PCT/US20/32872	AV-101	Composition of Matter; Use; Process	N/A	International PCT
62/849,056	AV-101	Composition of Matter; Use	N/A	US
16/874,118	AV-101	Composition of Matter; Use	5/14/2040	US
62/849,058	AV-101	Process	N/A	US
16/874,122	AV-101	Process	5/14/2040	US
62/849,059	AV-101	Composition of Matter; Use	N/A	US
16/874,128	AV-101	Composition of Matter; Use	5/14/2040	US
62/877,575	AV-101	Composition of Matter; Process	N/A	US
16/874,143	AV-101	Composition of Matter; Process	5/14/2040	US
62/942,408	AV-101	Composition of Matter; Use	N/A	US
16/874,153	AV-101	Composition of Matter; Use	5/14/2040	US
62/984,037	AV-101	Use; Kit	N/A	US
16/874,168	AV-101	Use; Kit	5/14/2040	US
62/958,481	AV-101	Use	N/A	US
16/874,190	AV-101	Use	5/14/2040	US
PCT/US20/32874	AV-101	Use	N/A	International PCT
63/117,258	AV-101	Composition of Matter; Combination Products; Use	N/A	US
63/150,731	AV-101	Composition of Matter; Combination Products; Use	N/A	US
PCT/US22/16422	AV-101	Process; Composition of Matter	N/A	International PCT
20806383.4	AV-101	Composition of Matter; Use; Process	N/A	Europe
Awaiting Application Number	AV-101	Composition of Matter; Use; Process	5/14/2040	China
2021-568694	AV-101	Composition of Matter; Use; Process	5/14/2040	Japan
2020274521	AV-101	Composition of Matter; Use; Process	5/14/2040	Australia
3140641	AV-101	Composition of Matter; Use; Process	5/14/2040	Canada
288111	AV-101	Composition of Matter; Use; Process	5/14/2040	Israel
202117055928	AV-101	Composition of Matter; Use; Process	5/14/2040	India
11202112719X	AV-101	Composition of Matter; Use; Process	5/14/2040	Singapore
10-2021-7041312	AV-101	Composition of Matter; Use; Process	5/14/2040	Republic of Korea
MX/A/2021/104029	AV-101	Composition of Matter; Use; Process	5/14/2040	Mexico
BR1120210230149	AV-101	Composition of Matter; Use; Process	5/14/2040	Brazil
2021/09070	AV-101	Composition of Matter; Use; Process	5/14/2040	South Africa

20210285	AV-101	Composition of Matter; Use; Process	5/14/2040	Bahrain
KW/P/2021/466	AV-101	Composition of Matter; Use; Process	5/14/2040	Kuwait
OM/P/2021/00467	AV-101	Composition of Matter; Use; Process	5/14/2040	Oman
QA/202111/000655	AV-101	Composition of Matter; Use; Process	5/14/2040	Qatar
521430873	AV-101	Composition of Matter; Use; Process	5/14/2040	Saudi Arabia
P6002085/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	UAE
305/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	Jordan
20806763.7	AV-101	Use	N/A	Europe
PCT/US2021/060526	AV-101	Composition of Matter; Combination Products; Use	N/A	International PCT

* Projected patent expiration dates were calculated for pending U.S. Nonprovisional Applications and Foreign Applications based on filing date. These calculations do not take into account any terminal disclaimers or patent term adjustments that may occur during prosecution or for pharmaceutical patents in Australia. U.S. Provisional and International PCT filings will not issue as patents and therefore do not have a projected expiration date. European filings will issue only in validated European countries and the projected expiration date will apply to those individual country patents.

Our intellectual property estate strategy is designed to provide multiple layers of protection, including: (1) proprietary patent rights with claims directed to our drug product; (2) proprietary patent rights covering methods of treatment using our drug product; and (3) proprietary patent rights covering innovative manufacturing processes.

While we seek broad coverage under our pending patent applications, there is always a risk that a modification of the product or manufacturing process may allow a competitor to avoid infringement claims. In addition, patents, if granted, expire, and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any issued patents will adequately protect our products.

We have conducted freedom to operate, or FTO, analyses of the current patent landscape with respect to our lead product candidates. In doing so, we have strived to ensure our ability to operate freely within the complex patent landscape of inhalable kinase inhibitors and the use of such products in the field of PAH.

We are also working to develop new formulations of our drug products and new uses for such products, for which we intend to seek patent protection on our own to expand the layers of protection provided by our intellectual property estate.

Patent Protection and Terms

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued from regularly filed applications in the United States are granted a term of 20 years from the earliest effective filing date. In addition, in certain instances, a patent term can be adjusted to recapture a portion of the United States Patent and Trademark Office, or the USPTO, delay in issuing the patent, and extended to recapture a portion of the patent term effectively lost as a result of the FDA regulatory review period of the drug covered by the patent. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed 14 years following FDA approval of the drug, and the extension may only apply to one patent that covers the approved drug (and to only those patent claims covering the approved drug, a method for using it, or a method for manufacturing it). There can be no assurance that any such patent term adjustment or extension will be obtained. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

Furthermore, the patent positions of biotechnology and pharmaceutical products and processes like those we intend to develop and commercialize are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish our ability to protect our inventions and enforce our intellectual property rights, can make it easier to challenge the validity, enforceability or scope of any patents that may issue, and, more generally, could affect the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

Third-Party Patent Filings

Numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we are developing products. In addition, because patent applications can take many years to issue, there may be applications unknown to us, which may later result in issued patents that our products or proprietary technologies may infringe. Moreover, we may be aware of patent applications, but incorrectly predict the likelihood of those applications issuing with claims of relevance to us.

Under U.S. law, a person may be able to patent a discovery of a new way to use a previously known compound, even if such compound itself is patented, provided the newly discovered use is novel and non-obvious. Such a method-of-use patent, however, if valid, only protects the use of a claimed compound for the specified methods claimed in the patent. This type of patent does not prevent persons from using the compound for any previously known use of the compound. Further, this type of patent does not prevent persons from making and marketing the compound for an indication that is outside the scope of the patented method.

Trade Secrets and Other Protections

In addition to the protections afforded by patents and other regulatory protections, we may rely, in some circumstances, on trade secrets to protect our technology. Trade secrets may be useful to protect proprietary know-how that is not patentable or which we elect not to patent. Trade secrets may also be useful for processes or improvements for which patents are difficult to enforce.

We also protect our products and proprietary technology through confidentiality agreements with employees, consultants, advisors, contractors and collaborators. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems.

Infringement of Third-Party Proprietary Rights

Our commercial success will depend in part on not infringing upon or otherwise violating the intellectual property and proprietary rights of third parties. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could also be forced, including by court order, to cease commercializing the infringing product or technology. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations. For more information regarding these risks, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions.

Some of our potential competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors that will differentiate AV-101, if approved, are likely to be its efficacy, safety, convenience, price, and the availability of reimbursement from commercial, government and other third-party payors.

We intend to seek approval for AV-101 initially for the treatment of PAH in patients taking two or more approved PAH therapies. We recognize that physicians have many treatment options for patients already taking two or more treatments for PAH, including prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), Ventavis (Janssen), and by infusion as Remodulin (United Therapeutics), Flolan (GlaxoSmithKline plc) and Veletri (Janssen). We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc.), seralutinib (Gossamer Bio, Inc.), and/or rodatristat (Altavant Sciences, Inc.). To our knowledge, Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. are developing other formulations of imatinib for PAH, and both companies have initiated Phase 1 clinical trials.

Government Regulation

United States—FDA Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval of our product candidates. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, withdrawal of an approval, warning or untitled letters, clinical holds, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties, and criminal prosecution.

FDA approval is required before any new unapproved product or a product with certain changes to a previously approved product, including a new use of a previously approved drug, can be marketed in the United States. The steps required to be completed by the FDA before a drug may be marketed in the United States generally includes the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the clinical trial is commenced;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP, requirements and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	preparation and submission to the FDA of a new drug application, or NDA, after completion of all pivotal clinical trials, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed drug is produced to assess compliance with current GMP regulations and of selected clinical trial sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical and Clinical Development

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about the product candidate, chemistry, manufacturing and controls, any available human data or literature to support the use of the product candidate and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions relating to one or more proposed clinical trials and places the clinical trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity of the trial. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence and, once begun, issues may arise that could cause the trial to be suspended or terminated.

Clinical trials involve the administration of the investigational drug product to human subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of clinical research participants and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on United States patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objects. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements. Further, an IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend a clinical trial to be halted if it determines that there is an unacceptable safety risk for subjects or other grounds, such as futility.

Clinical trials to support an NDA for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1 clinical trials, the investigational product is typically introduced into a limited population of healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, pharmacokinetics and pharmacological actions of the investigational product, to identify side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials usually involve administering the investigational product to a limited patient population with the specified disease or condition to evaluate the preliminarily efficacy, dosage tolerance, and optimum dosage, and to identify possible adverse effects and safety risks. Phase 3 clinical trials are typically undertaken in a larger number of patients, typically at geographically dispersed clinical trial sites, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population. These clinical trials are intended to permit the FDA to evaluate the overall benefit-risk relationship of the investigational product and to provide adequate information for the labeling of the product candidate.

In reviewing an NDA, the FDA will consider all information submitted in the NDA, including the results of all clinical trials conducted. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in the withdrawal of approval for products.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with current GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the product candidate, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

NDA Submission and Review

Assuming successful completion of the required clinical testing in accordance with all applicable regulatory requirements, an NDA application which includes, among other information, the results of product development, preclinical studies and clinical trials are submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, unless a waiver or exemption applies, currently $2,875,842, as well as an annual program fee, currently $336,432. These fees are typically increased annually.

The FDA has 60 days from its receipt of an NDA to either issue a Refuse to File Letter or accept the NDA for filing, indicating that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Under the Prescription Drug User Fee Act, the FDA has a goal of responding to standard review NDAs within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing, but this timeframe can be extended such as by the submission of major amendments by applicants during the review period. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.

The FDA may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the proposed product is manufactured. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates the NDA and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, it issues either an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the drug with approved prescribing information for specific indications. A Complete Response letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response letter generally outlines the deficiencies in the submission, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may require substantial additional clinical data and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. The FDA has committed to reviewing resubmissions of the NDA addressing such deficiencies in two or six months depending on the type of information included. Even if such data are submitted, however, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may include limitations on the indicated use(s) for which such product may be marketed. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the product. Moreover, product approval may also be conditioned on substantial post-approval testing, such as Phase 4 post-market studies, and surveillance to monitor the product’s safety or efficacy, and FDA may limit further marketing of the product based on the results of these post-approval studies. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs. As with new NDAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

505(b)(2) NDA Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for the FDA to approve a new product and permits reliance for such approval on published literature or an FDA finding of safety and effectiveness for a previously approved drug product. Specifically, section 505(b)(2) permits the filing of an NDA where one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Typically, 505(b)(2) applicants must perform additional trials to support the change from the previously approved drug and to further demonstrate the new product’s safety and effectiveness. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components and device components, that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
●	a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to current GMP requirements applicable to both drugs and devices, including the Quality System, or QS, regulations applicable to medical devices.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to pervasive and continuing regulation by the FDA including, among other things, requirements relating to current GMPs, quality controls, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the practice of medicine by physicians or their choice of treatments. The FDA does, however, regulate manufacturer’s communications on the subject of off-label use of their products.

In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to current GMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA, and certain state agencies for compliance with current GMPs, which impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from current GMPs and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. NDA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. Drug manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. The discovery of violative conditions, including failure to conform to current GMP, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current GMPs.

The FDA may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or is not maintained, if problems occur following initial marketing, or if previously unrecognized problems are subsequently discovered. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal of the FDA to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
●	injunctions or the imposition of civil or criminal penalties.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the potential FDA approval of AV-101 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension. The Hatch-Waxman Amendments permit a patent restoration term, often referred to as patent term extension, of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves or denies the application for any patent term extension or restoration. In the future, we intend to apply for extension of patent term for one of our patents covering AV-101 to add patent life beyond its current expected expiration date.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and abbreviated new drug applications, or ANDAs, but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion within certain timeframes of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition—generally a disease or condition with either a patient population that affects fewer than 200,000 individuals in the United States or a patient population greater than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same product for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of the patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Fast Track Designation, Breakthrough Therapy Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition which demonstrate the potential to address unmet medical needs for the condition. These programs include fast track designation, priority review and accelerated approval.

A product candidate is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Under the fast track program, the sponsor of a drug candidate may request that the FDA designate the candidate for a specific indication as a fast track product concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review of sections of a the applicant’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including intensive guidance on an efficient product development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for marketing, including under the fast track or breakthrough designation program, may also be eligible for other types of FDA programs intended to expedite development and review, such as accelerated approval. Products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4, or post-approval, clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies with diligence, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA unless otherwise informed by the FDA.

Priority Review

A product is eligible for priority review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current Prescription Drug User Fee Act, or PDUFA, guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and combination products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the National Institutes of Health and the FDA recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

European Union—Process

In the European Union, or EU, our product candidate(s) may also be subject to extensive regulatory requirements governing, among other things, clinical trials and any commercial sales and distribution of our product candidate(s).

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities located in the EU Member States prior to the commencement of clinical trials as well as EU or national regulatory approvals prior to marketing the product candidate(s).

Non-Clinical Studies and Clinical Trials

Similar to the United States, the various phases of non-clinical studies and clinical trials in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with the EU Clinical Trials Regulation (EU) No 536/2014, or CTR, (which was adopted in April 2014, and repealed the EU Clinical Trials Directive 2001/20/EC on January 31, 2022), and the International Conference on Harmonization, or ICH, guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The CTR is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required). Under the CTR, there is a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted, as was the case under the previous EU Clinical Trials Directive). The CTR also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Disclosure of Clinical Trial Information

The CTR significantly enlarges the publication and transparency obligations for clinical trial sponsors from the previous position under the Clinical Trials Directive. Additionally, the CTR requires that EU Member States adopt specific measures, including penalties, to adequately sanction infringements of the relevant transparency obligations.

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Centralized Procedure

Under the centralized procedure, the European Commission issues a single MA, based on the opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, which is valid across the entire territory of the EU, as well as Iceland, Liechtenstein and Norway (i.e. the European Economic Area, or EEA). The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes; (ii) advanced-therapy medicinal products (i.e. gene therapy, somatic cell-therapy or tissue-engineered medicines); (iii) contain a new active substance indicated for the treatment of certain diseases, such as HIV or AIDS, cancer, diabetes, neurodegenerative diseases, viral diseases or autoimmune diseases and other immune dysfunctions; and (iv) officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA, if the product contains a new active substance not yet authorized in the EU, or the medicine concerned is a significant therapeutic, scientific or technical innovation, or that the granting of authorization would be in the interest of public health at EU-level.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a MA, which is issued within 67 days of receipt of the EMA’s recommendations. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. Accelerated assessment of an MAA might be performed by the CHMP in no more than 150 days (not including clock stops) but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. Innovative products that target an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several Member States. National MAs are issued by the national competent authorities of the EU Member States and only cover their respective territory. They are available for products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. If the product has not received a national MA in any member state at the time of application, an applicant may apply for simultaneous MA in more than one EU Member States. EU Member States. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State.

●	Mutual recognition procedure. Under the mutual recognition procedure, a medicine that has already been authorized in one EU Member State, in accordance with the national procedures of that member state, can be recognized in another Member State.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Similar to the United States, there is a process for authorization of generic/biosimilar versions of innovator drug products authorized in the EU. Abridged applications for the authorization of generic/biosimilar versions of drugs authorized via the EU centralized procedure can be submitted to the EMA through the centralized procedure referencing the innovator’s data.

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon grant of a marketing authorization and an additional two years of market exclusivity. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a marketing authorization for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a completely independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product in question would be of significant benefit compared to products available for the condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, regulatory assistance and the possibility to apply for a centralized marketing authorization. The application for orphan designation must be submitted before the application for marketing authorization. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of an MA for an orphan medicinal products leads to ten years of market exclusivity. During the ten-year market exclusivity period, the EMA cannot accept an MAA, or grant an MA, or accept an application to extend an MA, for the same therapeutic indication, in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. At any time, MA may be granted to a similar medicinal product for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Failure to comply with EU and Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product, the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on 26 May 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). Where the medical device and medicinal product form a single integrated product (e.g. pre-filled inhalers), if the principal intended action is achieved by the medicine, the product is considered a medicinal product that includes a medical device and the entire product is regulated under the EU pharmaceutical legislation. However, the marketing authorization application for the product should include a CE certificate for the device in accordance with the Medical Devices Regulation or, if not CE marked but would need to be certified if marketed separately, the applicant must include an opinion from a notified body on conformity of device (except for Class I devices). This is a requirement under the new Medical Devices Regulation.

The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product. The requirements regarding quality aspects for integral drug-device combination products, including devices that are co-packaged with medicinal products, are outlined in an EMA guideline which came into effect on January 1, 2022.

The EU requires that all medical devices placed on the market in the EU must meet the relevant general safety and performance requirements laid down in Annex I of the Medical Devices Regulation. The most fundamental requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are independent organizations designated by EU countries to assess the conformity of devices before being placed on the market. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

The aforementioned EU rules are generally applicable in the EEA.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, and the UK formally left the EU (commonly referred to as “ Brexit”) on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical or medical devices regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The medicinal products regulatory regime in Great Britain therefore currently aligns with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. The new Medical Devices Regulation is not applicable in Great Britain following Brexit and the current legislation is based on the previous Medical Devices Directive. Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MA will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

Other International Markets—Drug Approval Process

In some international markets (e.g., China or Japan), although data generated in United States or EU trials may be submitted in support of a MAA, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of MA within the country.

Pricing and Reimbursement

In the United States and internationally, sales of products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability and level of reimbursement from third-party payors such as state and federal governments, managed care providers and private insurance plans. Substantial uncertainty exists as to the reimbursement status of newly approved healthcare products by third-party payors.

In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. Private third-party payors tend to follow Medicare coverage policies and payment limitations in setting their own reimbursement rate to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. As a result, coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Increasingly, third party payors are implementing cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products we are developing and may develop in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products that, if successfully developed, we bring to market.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. In the EU, governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member States may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of the Member States may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies that are considered the local standard of care. Other Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. It is increasingly common in many EU Member States for MA holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

Sales and Marketing

Sales, promotion and other activities following product approval are subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the U.S. Department of Justice, and similar foreign, state, and local government authorities.

As described above, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Healthcare Laws and Regulations

Pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Similar rigid restrictions are imposed on the promotion and marketing of medicinal products in the EU and other countries. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we are not directly responsible for the promotion and marketing of our products, inappropriate activity by our international distribution partners can have adverse implications for us.

Healthcare Reform and Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In addition, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At a federal level, President Biden signed an Executive Order on July 9, 2021 (i) directing the FDA to, among other things, work with states and tribes to safely import prescription drugs from Canada, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition; and (ii) affirming the administration’s policy to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the CCPA, CPRA and GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Other Laws and Regulatory Processes

We will become subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the SEC and, following the listing of our capital stock on The Nasdaq Global Market, we will be subject to the regulations of The Nasdaq Global Market. In addition, the Financial Accounting Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, CROs, vendors or other agents.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights or acquisitions may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Human Capital Resources

As of March 28, 2022, we had 16 full-time employees, including eleven in research and development and five in general and administrative functions. We also contract with a number of consultants to supplement the efforts and responsibilities of our employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

We are committed to fostering a diverse workforce and a culture of inclusion. We pursue fair employment practices in every aspect of our business and are dedicated to creating a productive work environment for all our employees. Both at work and in the clinic, we are committed to recruiting individuals that exemplify diversity in culture and life experience and are always striving to grow and improve. As an emerging company operating in a competitive industry, much of our success is rooted in investing in the development of each of our employees. It is our goal to empower all employees to take full advantage of their professional growth opportunities, to lead them to long-term job satisfaction and organizational success. Our people are our greatest competitive advantage and as we grow, we plan to continue to add to our human capital initiatives.

Corporate Information

We were incorporated under the laws of the State of Delaware in July 2018. Our principal corporate office is located at 930 Winter Street, Suite M-500, Waltham, MA 02451, and our telephone number is (617) 443-2400. Our website address is www.aerovatetx.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

We own various U.S. federal trademark applications and unregistered trademarks, including our company name. All other trademarks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

On July 2, 2021, we closed our initial public offering, or IPO, in which we issued and sold 9,984,463 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,231 additional shares of common stock, at a public offering price of $14.00 per share. Including the option exercise, our aggregate net proceeds from the IPO were $126.9 million, net of underwriting discounts, commissions and estimated offering costs.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Solely for convenience, the trademarks and trade names in this Annual Report on Form 10-K are referred to without the symbols ® and ™, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Available Information

Our website address is https://www.aerovatetx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available through the “Investors” portion of our website.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a clinical-stage biopharmaceutical company with a limited operating history.

We are a clinical-stage biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our initial product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have completed our Phase 1 clinical trial of AV-101. We announced the initiation of our Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT) Phase 2b/Phase 3 clinical trial for AV-101 in PAH patients in December 2021. We may explore additional indications for AV-101, but do not intend to conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $23.0 million and $9.6 million for the twelve months ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $36.4 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated revenue, and we do not expect to generate any revenue in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell AV-101. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully enroll subjects in, and complete, our ongoing and any future clinical trials for AV-101;

●	obtain sufficient safety data required to obtain United States and foreign regulatory approval for AV-101;

●	timely file and receive U.S. Food and Drug Administration, or FDA, acceptance of our NDA for AV-101 for review;

●	receive regulatory approvals from the FDA and foreign regulatory authorities for AV-101 in order to commence marketing of AV-101;

●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

●	obtain and maintain patent and trade secret protection or non-patent regulatory exclusivity for AV-101;

●	execute a commercial launch of AV-101, if approved, whether alone or in collaboration with others;

●	obtain and maintain acceptance of AV-101, if and when approved, by patients, the medical community and third-party payors;

●	position AV-101 to effectively compete with other therapies;

●	obtain and maintain healthcare coverage and adequate reimbursement;

●	enforce and defend intellectual property rights and claims;

●	implement measures to help minimize the risk of COVID-19 or any of its variants to our employees as well as patients and subjects enrolled in our clinical trials; and

●	maintain a continued acceptable safety profile of AV-101 following approval.

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

Since our inception, we have invested substantially all of our efforts and financial resources in the development of AV-101 to address the core disease processes of PAH. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the clinical development of AV-101, including in connection with our Phase 2b/Phase 3 clinical trial. These expenditures will include costs associated with clinical trials, obtaining regulatory approvals, manufacturing and supply, as well as commercializing AV-101, if approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of AV-101.

As of December 31, 2021, we had cash and cash equivalents and short-term investments of $167.4 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●	the scope, timing, rate of progress, results and costs of our preclinical studies or clinical trials for AV-101 and any additional product candidates;

●	the number and scope of additional product candidates we decide to pursue;

●	the extent to which we discover and develop additional product candidates;

●	the scope and costs of manufacturing development and commercial manufacturing activities;

●	the cost, timing and outcome of regulatory review of AV-101 and any additional product candidates;

●	the cost of building a medical affairs and commercial organization including a sales force in anticipation of commercialization of AV-101 and any additional product candidates;

●	the cost and timing associated with commercializing AV-101 and any additional product candidates, if approved;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

●	any product liability or other lawsuits related to AV-101 and any additional product candidates;

●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of AV-101 and any additional product candidates;

●	the extent to which we pursue additional indications for AV-101;

●	the extent to which we acquire or in-license other product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs associated with being a public company;

●	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) to the ongoing COVID-19 pandemic; and

●	the timing, receipt and amount of sales of AV-101 and any additional product candidates, if approved.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or AV-101 that we would otherwise pursue on our own. We do not expect to realize revenue from sales of AV-101 in the foreseeable future, if at all, and unless and until AV-101 is clinically tested, approved for commercialization and successfully marketed. To date, we have funded our operations through private placements of convertible preferred stock, convertible notes and proceeds from our initial public offering, or IPO. We will be required to seek additional funding in the future and currently intend to do so through public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources.

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

We have invested substantially all of our efforts and financial resources in the development of AV-101 for the treatment of PAH, which has not been approved for sale or commercial use. Currently, AV-101 is our only product candidate and we have not licensed, acquired, or invented any other product candidates for preclinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the successful development, regulatory approval and commercialization of AV-101, which may never occur. We may have inadequate financial or other resources to advance AV-101 through the clinical trial process, depending on the requirements of the FDA and similar foreign regulatory agencies. In addition, our clinical development program for AV-101 may not lead to regulatory approval from the FDA and similar foreign regulatory agencies if we fail to demonstrate that AV-101 is safe and effective in our ongoing Phase 2b/Phase 3 clinical trial, and we may therefore fail to commercialize AV-101. Further, interpretation of trial results by the FDA and similar foreign regulatory agencies may vary and AV-101 may not receive regulatory approval even if it is successful in planned and future clinical trials. Any failure to obtain regulatory approval of AV-101 would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market AV-101, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of AV-101, even if approved.

We plan to seek regulatory approval to commercialize AV-101 in the United States and in selected foreign countries. The clinical and commercial success of AV-101 will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;

●	timely completion of clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors, as well as timely completion of any preclinical studies that may be required in the future;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of AV-101;

●	our ability to consistently manufacture AV-101 on a timely basis;

●	our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or current GMPs;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of AV-101;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with AV-101;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to AV-101;

●	the differentiation of AV-101 from other available approved, or investigational, drugs and treatments of PAH, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize AV-101 administered using a dry powder inhaler, or DPI;

●	our ability to successfully develop a commercial strategy and thereafter commercialize AV-101 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for AV-101;

●	patients’ ability and willingness to pay out-of-pocket for AV-101 in the absence of coverage and/or adequate reimbursement from third-party payor;

●	the convenience of the administration of AV-101 using our DPI;

●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of AV-101, if approved;

●	patient demand for AV-101, if approved;

●	our ability to establish and enforce intellectual property rights in and to AV-101; and

●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, spread to most countries across the world, including all 50 states within the United States. The COVID-19 pandemic is evolving, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccine mandates and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, developments or perceptions regarding the safety of vaccines, new information concerning the severity of the coronavirus and any additional preventative and protective actions taken to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the identification of new variants of COVID-19, could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in enrolling patients and completing our ongoing Phase 2b/Phase 3 clinical trial of AV-101 as we have experienced delays in activating new trial sites, due to staff shortages and short-term interruptions at clinical trial sites due to COVID-19 related issues, and general supply chain delays.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the ongoing COVID-19 pandemic has to patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be and have been adversely affected by global health matters, such as pandemics. We are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in geographies which are currently affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that have the potential to delay or otherwise adversely affect enrollment in the clinical trials of AV-101, as well as our business generally, include:

●	the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

●	the potential negative affect on the operations of our third-party manufacturers;

●	ongoing interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, our DPIs and other supplies used in our clinical trials;

●	business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments;

●	operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;

●	changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion and expect to report topline data from the Phase 2b portion of the trial in the middle of 2023. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers, in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

Additionally, we may utilize “open-label” trial designs and plan to use an open-label extension trial in addition to our Phase 2b/Phase 3 clinical trial to collect additional data on AV-101 and may do so as appropriate in the future. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial or extension may not be predictive of future clinical trial results with AV-101 when studied in a controlled environment with a placebo or active control.

As a result of the foregoing, even if we are able to complete any planed and future clinical trials of AV-101, the results may not be sufficient to obtain regulatory approval.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons and have experienced site initiation delays as a result of COVID-19, including as a result of staff shortages and short-term interruptions at clinical trial sites, and the prioritization of COVID-19 research and treatment matters by hospitals and academic institutions. We announced initiation of our Phase 2b/Phase 3 clinical trial of AV-101 in December 2021. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint and will have a target enrollment of 200 patients. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

●	size and nature of the patient population and process for identifying patients;

●	the severity of the disease under investigation;

●	the availability and efficacy of approved drugs for the disease under investigation;

●	the patient eligibility criteria defined in the protocol;

●	the impact of the ongoing COVID-19 pandemic on our ability to identify patients able to enroll in our clinical trials and the ability of enrolled patients to complete our clinical trials;

●	the general willingness of patients to enroll in the trial;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and to obtain Investigational Review Board, or IRB, approval to conduct our trial at U.S. sites, and similar approvals at sites outside the United States;

●	the patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating;

●	competition for patients from other investigational clinical trials in PAH being conducted at the same time as our Phase 2b/Phase 3 trial;

●	the clinical site’s ability to obtain and maintain patient consents;

●	delays in or temporary suspension of the enrollment of patients in our ongoing clinical trial due to the ongoing COVID-19 pandemic; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion, including as a result of contracting COVID-19, its variants or other health conditions or being forced to quarantine.

Enrollment risks are heightened with respect to indications that are rare or orphan diseases, which may limit the pool of patients that may be enrolled in our clinical trials. We are developing AV-101 for the treatment of PAH, which is an orphan disease and does not have a large patient population. As a result, we may encounter difficulties enrolling subjects in our clinical trials evaluating AV-101 for the treatment of PAH due, in part, to the small size of this patient population.

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing or any future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of AV-101.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have completed our Phase 1 trial of AV-101 in healthy volunteers and announced initiation of our Phase 2b/Phase 3 dose-ranging clinical trial in PAH patients in December 2021. The FDA has agreed in principle with the proposed study design of our Phase 2b/Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study with strong results could be sufficient to support a 505(b)(2) NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocol to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in completing our ongoing and planned studies and trials of AV-101. Furthermore, we cannot be certain that studies or trials for AV-101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies, if additional studies are required, and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize AV-101, including:

●	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials or conduct additional studies;

●	clinical trials of AV-101 may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development program for AV-101;

●	the number of patients required for clinical trials of AV-101 may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	we or our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, or be unable to produce sufficient product supply to conduct and complete clinical trials of AV-101 in a timely manner, or at all;

●	we or our investigators might have to suspend or terminate clinical trials of AV-101 for various reasons, including non-compliance with regulatory requirements, a finding that AV-101 has undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials of AV-101 may be greater than we anticipate;

●	the quality of our active pharmaceutical ingredient or other materials necessary to conduct clinical trials of AV-101 may be insufficient or inadequate;

●	the FDA may determine that we cannot rely on the Section 505(b)(2) approval pathway for AV-101, in which case we may be required to conduct additional clinical trials and provide additional data and information and meet additional standards for product approval;

●	the FDA may determine that we have identified the wrong listed drug(s), or LD, or that approval of a Section 505(b)(2) application for AV-101 is blocked by patent or non-patent exclusivity of the LD or LDs;

●	regulators may revise the requirements for approving AV-101, or such requirements may not be as we anticipate; and

●	future collaborators may conduct clinical trials in ways they view as advantageous to them but that are sub-optimal for us.

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

Further, we are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in PAH patients globally. This presents additional risks that may delay completion of our clinical trial. These risks include a delay in obtaining, or a failure to obtain, regulatory authorization to commence a trial in each country where we plan to conduct the trial, the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

While AV-101 was generally well-tolerated in our Phase 1 clinical trial, subjects treated with 90 mg of AV-101, the highest dose in this trial, reported a higher frequency of adverse events, including cough at the time of inhalation of the dry powder and headache. However, all adverse events were generally mild and transient with only one discontinuation due to vomiting. The only adverse events experienced by subjects treated at lower doses of AV-101 in the Phase 1 MAD portion of the trial were cough at dosing (1 of 9 patients in the medium dose and 1 of 9 patients at the low dose) and throat irritation (1 patient of 9 at the medium dose). In contrast, the Phase 3 IMPRES trial of oral imatinib in PAH patients demonstrated significant AEs, including nausea, edema, vomiting and diarrhea. Despite the clinical effects of oral imatinib on their disease, 26% of patients on oral imatinib and 7% of placebo patients discontinued due to AEs by 24 weeks of the trial. Further development of oral imatinib for the treatment of PAH was discontinued by Novartis. We believe that delivery of imatinib directly to the lungs through our proprietary dry powder formulation has the potential to maximize the amount of drug in the targeted tissues while minimizing systemic exposure and minimizing the potential for serious adverse events. Nevertheless, if unacceptable side effects arise in our Phase 2b/Phase 3 clinical trial or other trials we may conduct, we, the FDA, or the IRBs at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of AV-101 for PAH.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development. In particular, we expect that AV-101 will face competition from prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics), which are existing drug products indicated for the treatment of PAH, potential new entrants such as sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.), as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. On February 24, 2022, United Therapeutics announced a delay with FDA but that they expect this dry powder treprostinil could be approved by the FDA in the summer of 2022, if not earlier. On November 8, 2021, Liquidia Corporation announced that they received tentative approval for the treatment of PAH to improve exercise ability in adult patients with New York Heart Association (NYHA) Functional Class II-III symptoms from the FDA for Yutrepia, a dry powdered formulation of Treprostinil which may receive final approval in October 2022 or earlier upon resolution of on-going litigation with United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral prostanoid product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These collaborations may accelerate competition for AV-101. Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. are developing imatinib for PAH and have initiated Phase 1 trials. We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.). Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for AV-101, we will face competition based on many different factors, including the safety and effectiveness of AV-101, the ease with which AV-101 can be administered and the extent to which patients accept the inhaled route of administration, the timing and scope of regulatory approvals for AV-101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, by being more effective, safer, less expensive or marketed and sold more effectively than AV-101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing AV-101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

We face an inherent risk of product liability as a result of the ongoing clinical testing of AV-101 and will face an even greater risk if we commercialize it. For example, we may be sued if AV-101 allegedly causes injury. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability, and a breach of warranty. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of AV-101. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either our proprietary dry-powder formulation of imatinib or the DPI, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug component of AV-101 or the DPI on a clinical or commercial scale. We outsource all manufacturing and packaging of AV-101 to third parties and obtain the DPI from a sole source supplier, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, since the beginning of the pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has placed strain on manufacturing supply chains and may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In particular, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

Additionally, our CMOs may experience manufacturing difficulties or delays due to resource constraints or as a result of labor shortages, disputes or unstable political environments or on account of global pandemics or similar events, including the COVID-19 pandemic and its continued spread. If our CMOs were to encounter any of these difficulties, our ability to provide AV-101 to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.

We currently do not have the ability to independently conduct any clinical trials. The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials of AV-101 properly and on time. Our global Phase 2b/Phase 3 clinical trial will be managed by one CRO and carried out in over 20 countries and numerous clinical sites. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities.

If the third parties conducting our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for AV-101, our results our business and results of operations and the commercial prospects for AV-101 would be harmed, our costs could increase, and our ability to generate revenues could be delayed. We may also be required to register certain clinical trials and post the results of completed clinical trials on government-sponsored databases within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Risks Related to Our Intellectual Property

We have many pending patent applications with respect to AV-101 (of which one has recently received a notice of allowance), and one issued U.S. patent. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own one issued U.S. patent with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

Further, any of our non-provisional patent applications may fail to result in issued patents with claims that cover our proprietary products and technology, including our AV-101 product candidate or any other product candidate in the United States or in other foreign countries, in whole or in part. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreement and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

If we lose or cannot obtain additional patent protection for our AV-101 product candidate or other future product candidates, it could have a material adverse impact on our business.

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

Our finished drug product, a proprietary inhaled dry powder formulation and DPI, will be regulated as a drug-device combination product. The DPI we use to administer AV-101 is currently CE marked and used outside the United States but AV-101 would be the first drug to obtain approval with this DPI in the United States. We believe the delivery device we selected will work well with AV-101 and we have conducted human factor studies with this DPI; however, the Phase 2b trial will be the first time we use the device in a clinical trial setting, and the capsules we use with the DPI in Phase 2b will be filled with higher amounts of active pharmaceutical ingredient compared to the Phase 1 trial. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of AV-101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The DPI will be subject to FDA design control device requirements which comprise among other things, design verification, design validation (including human factors testing), and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in AV-101 reaching the market.

We plan to conduct clinical trials for AV-101 outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We have initiated a global Phase 2b/Phase 3 clinical trial of AV-101 in PAH patients. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

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

We have received orphan drug designation from the FDA and EMA for AV-101 for treatment of PAH, but we may be unable to obtain additional designations or to maintain the benefits associated with orphan drug status, including the potential for non-patent market exclusivity.

We have obtained orphan drug designation for AV-101 in the United States from the FDA and in the European Union from the EMA. We may not be able to obtain orphan drug designation for additional indications for AV-101 or for future product candidates or maintain the benefits associated with orphan drug designation, including the potential for non-patent market exclusivity. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing imatinib in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled “Business — Healthcare Reform and Legislation”.

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

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Risks Relating to Employee Matters and Managing Growth

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of March 28, 2022, we had 16 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize AV-101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, as well as other members of our management team. The loss of services of any of these individuals could delay or prevent the successful development of AV-101, completion of our ongoing and any future clinical trials or the commercialization of AV-101, if approved.

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

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage to our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack could result in the theft or destruction of this personal data, intellectual property, other data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication, level of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates a private right of action for data breaches impacting California residents that is expected to increase data breach litigation.

Risks Related to Ownership of Our Common Stock

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, the Company had federal net operating loss (NOL) carryforwards of approximately $7.5 million and is accruing additional net operating losses in calendar year 2022, which will be added to the net operating loss carryover balance once the current year is completed. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal information, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or any service providers’, contractors’ or future collaborators’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, on November 3, 2020, the CPRA was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to implement and enforce the CCPA and the CPRA, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also expect that more federal and state-level privacy legislation may be enacted. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests. Such proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal information of individuals within the European Economic Area, or the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. The GDPR also increases the scrutiny of transfers of personal data from the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-U.S. Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater.

Relatedly, following the United Kingdom’s withdrawal from the EEA and the EU, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain United Kingdom specific amendments) into United Kingdom law, referred to as the UK GDPR. The UK GDPR and the United Kingdom Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to the greater of £17.5 million or 4% of global turnover. Although the United Kingdom is regarded as a third country under the EU’s GDPR, the European Commission, or EC, has now issued a decision recognizing the United Kingdom as providing adequate protection under the GDPR and, therefore, transfers of personal data originating in the EU to the United Kingdom remain unrestricted. Like the GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The United Kingdom government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing. In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the PRC National People’s Congress published the Data Security Law of the People’s Republic of China, or the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, or PIPL, which took effect on November 1, 2021. PIPL raises the protection requirements for processing personal information, and many specific requirements of the PIPL remain to be clarified. Fines for PIPL violations range from $7.7M to up to 5% of the infringing company’s previous year’s revenues. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, where we lease approximately 5,000 square feet of office space. Our Waltham lease expires in December 2024. We also lease approximately 3,500 square feet of office space located in Foster City, California which expires in July 2022. When the Foster City lease expires, we are likely to continue to lease office space in California. We believe that our existing facilities, as well as facilities available for rent, are sufficient for our current needs and our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. As of the date of this Annual Report on Form 10-K, we are not currently a party to any claim or litigation, the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades under the symbol “AVTE” on The Nasdaq Global Market and has been publicly traded since June 30, 2021. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 28, 2022, there were approximately nine holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities

During the period between January 1, 2021 and June 29, 2021, we issued to employees and directors, options to purchase an aggregate of 2,541,849 shares of our common stock at a weighted-average exercise price of $6.04 per share. We deemed these issuances to be exempt from registration under the Securities Act, either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On June 30, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from our Public Offering of Common Stock

On July 2, 2021, we closed our IPO in which we issued and sold 9,984,463 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,231 additional shares of common stock, at a public offering price of $14.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256949), which was declared effective by the SEC on June 29, 2021. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the IPO.

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

There has been no material change in the planned use of IPO proceeds from that described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 30, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Annual Report. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 study in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We announced the initiation of Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our Phase 2b/Phase 3 trial of AV-101 in PAH patients in December 2021, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

We do not have any products approved for sale and have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future.

Recent Developments

Initial Public Offering

In July 2021, we completed our initial public offering, or IPO, of 9,984,463 shares of our common stock at a price to the public of $14.00 per share, including the exercise in full by the underwriters of their option to purchase 1,302,321 additional shares of our common stock. Including the option exercise, our aggregate net proceeds from the offering were $126.9 million after deducting underwriting discounts and commissions and other offering costs. Immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 14,182,854 shares of our common stock.

COVID-19 Pandemic

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic and its variants on our business, operations and clinical development timelines, supply chain and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including the identification of new variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with only necessary or advisable modifications to employee travel.

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

Research and development expenses include:

●	external research and development expenses incurred under agreements with contract research organizations, or CROs, and consultants to conduct and support clinical trials of AV-101 and our preclinical studies;

●	costs related to manufacturing AV-101 for use in clinical trials; and

●	personnel-related costs, including salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts.

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

Interest Income (Expense)

Interest income consists of interest earned on our cash and cash equivalents and short-term investments. Interest expense consisted of interest on our convertible promissory notes at a per annum interest rate of 6%. All convertible promissory notes converted into shares of our Series A redeemable convertible preferred stock in August 2020.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Years Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$14,987	$7,940	$7,047
General and administrative	8,035	949	7,086
Total operating expenses	23,022	8,889	14,133
Loss from operations	(23,022)	(8,889)	(14,133)
Other income (expense):
Interest income (expense)	65	(75)	140
Change in fair value of convertible promissory notes	-	(644)	644
Other expense	(3)	(3)	-
Total other income (expense)	62	(722)	784
Net loss before income taxes	(22,960)	(9,611)	(13,349)
Provision for income taxes	3	-	3
Net loss	$(22,963)	$(9,611)	$(13,352)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $15.0 million compared to $7.9 million for the year ended December 31, 2020. The increase of $7.0 million was primarily due to increases of $4.1 million in clinical trial costs, $2.8 million in manufacturing costs, $0.8 million in payroll, $0.4 million in stock-based compensation and $0.1 million in professional fees, partially offset by lower pre-clinical related costs of $1.2 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 were $8.0 million compared to $0.9 million for the year ended December 31, 2020. The increase of $7.1 million was primarily due to increases of $1.5 million in payroll, $1.6 million in stock-based compensation, $2.1 million in professional services related to other consulting expenses, corporate legal fees and audit and accounting services, $1.4 million in insurance expense and $0.5 million in other operating expenses.

Total Other Income (Expense)

Other income for the year ended December 31, 2021 was $0.1 million compared to $0.7 million of other expense for the year ended December 31, 2020. The change of $0.8 million was due to the change in fair value of the convertible promissory notes and interest expense on the convertible promissory notes for the year ended December 31, 2020 and interest earned on the Company’s cash and cash equivalents and short-term investments for the year ended December 31, 2021.

Liquidity and Capital Resources

From our inception through December 31, 2021, we have received aggregate net proceeds of $79.4 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts and commissions and offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand of $167.4 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of December 31, 2021, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the Years Ended December 31, 2021 and December 31, 2020

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(27,399)	$(7,859)
Net cash used in investing activities	(113,434)	-
Net cash provided by financing activities	190,457	8,918
Net increase in cash	$49,624	$1,059

Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $27.4 million, consisting primarily of our net loss incurred during the period of $23.0 million adjusted for $2.1 million of noncash charges and $6.5 million for net changes in operating assets and liabilities. Noncash charges consisted primarily of $2.0 million in stock-based compensation expense. The net change in operating assets and liabilities related to a $6.8 million increase in prepaid expenses and other current assets and a $0.3 million increase in other long-term assets partially offset by a $0.6 million increase in accounts payable.

Net cash used in operating activities for the year ended December 31, 2020 was $7.9 million, consisting primarily of our net loss incurred during the period of $9.6 million adjusted for $0.8 million of noncash charges and $1.0 million for net changes in operating assets and liabilities. Noncash charges consisted primarily of $0.6 million in change in fair value of convertible promissory notes to related party. The net change in operating assets and liabilities related to a $1.0 million increase in accounts payable and accrued and other current liabilities partially offset by a $0.1 million increase in prepaid and other current assets.

Investing Activities

Net cash used by investing activities for the year ended December 31, 2021 of $113.4 million was comprised of purchases of short-term investments of $113.2 million using the proceeds from our initial public offering in July 2021 and purchases of property and equipment of $0.2 million for purchases of property and equipment to support our research activities and leasehold improvements, furniture and fixtures for our office space in Waltham, Massachusetts.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $190.5 million due to $63.6 million in net proceeds received from the First Milestone Closing, Second Milestone Closing and Third Milestone Closing of Series A redeemable convertible preferred stock, net of issuance of costs, and $126.9 million in net proceeds from the issuance of common stock, net of issuance costs, in connection with the closing of the Company’s IPO on July 2, 2021.

Net cash provided by financing activities for the year ended December 31, 2020 was $8.9 million, primarily related to $6.4 million in net proceeds received from the sale of Series A redeemable convertible preferred stock and through the issuance and conversion of $2.5 million of convertible promissory notes to related parties issued in July 2020.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and the related disclosures of contingent liabilities in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a summary of significant accounting policies and the effect on our consolidated financial statements.

Research and Development Expenses

We are required to estimate our expenses resulting from obligations under contracts with vendors, consultants and CROs, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical or clinical study as measured by the timing of various aspects of the study or related activities. We determine clinical trial cost estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and other key personnel and outsider service providers as to the progress of studies or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements by the FASB and other standard-setting bodies and have determined that such standards that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements, if adopted, or do not otherwise apply to our operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate sensitivities related to our cash, cash equivalents and short-term investments. We invest our excess cash primarily in money market funds, commercial paper, corporate debt securities and U.S. Treasury bills. We mitigate credit risk by maintaining a well-diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

Because of the short-term maturities of our cash equivalents and short-term investments, along with the low risk profile of our investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. An immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and short-term investments.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and December 31, 2020.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

2022 Annual Stockholder Meeting

We currently plan to hold our 2022 Annual Meeting of Stockholders, or the Annual Meeting, on June 21, 2022. Pursuant to the provisions of our Amended and Restated Bylaws, or Bylaws, for any stockholder to propose business (other than pursuant to and in compliance with Exchange Act Rule 14a-8) or make a nomination before the Annual Meeting, the stockholder must have given timely notice in writing to the secretary and any such nomination or proposed business must constitute a proper matter for stockholder action. Under our Bylaws, to be timely, a stockholder’s notice must be received by the secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day and no later than 5:00 p.m., local time, on the 90th day prior to the day of the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, that if no annual meeting of stockholders was held in the preceding year, or if the date of the applicable annual meeting has been changed by more than 25 days from the first anniversary of the preceding year’s annual meeting, then to be timely such notice must be received by the secretary at our principal executive offices no earlier than 8:00 a.m., local time, on the 120th day prior to the day of the annual meeting and no later than 5:00 p.m., local time, on the 10th day following the day on which we made the first public announcement of the date of the annual meeting. Because we did not hold an annual meeting last year, we have determined that the date by which stockholders must deliver such notice for the purposes of the Annual Meeting is April 9, 2022, which is 10 days after the filing of this Annual Report on Form 10-K. Pursuant to Rule 14a-8, for a stockholder to submit a proposal for inclusion in our proxy materials for the Annual Meeting, the stockholder must comply with the requirements set forth in Rule 14a-8 including with respect to the subject matter of such proposal and must deliver the proposal and all required documentation to us a reasonable time before we begin to print and send our proxy materials for the meeting. For the purposes of the Annual Meeting, we have determined that April 9, 2022 is a reasonable time before we plan to begin printing and mailing our proxy materials. The public announcement of an adjournment or postponement of the Annual Meeting date will not commence a new time period (or extend any time period) for giving such notice under our Bylaws or submitting a proposal pursuant to Rule 14a-8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, San Diego, California (PCAOB Auditor ID: 185).

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	All financial statements.

The consolidated financial statements of Aerovate Therapeutics, Inc., together with the report thereon of KPMG LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.

2.	Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.	Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

AEROVATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Aerovate Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aerovate Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

San Diego, California

March 30, 2022

Aerovate Therapeutics, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$54,197	$4,573
Short-term investments	113,178	-
Prepaid expenses and other current assets (Note 4)	6,958	103
Total current assets	174,333	4,676
Property and equipment, net	186	39
Operating lease right-of-use asset	542	-
Other long-term assets	302	-
Total assets	$175,363	$4,715

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable (including related party amounts of $2 and $6, respectively)	$1,208	$618
Accrued and other current liabilities (Note 4)	1,150	1,156
Operating lease liability	192	-
Total current liabilities	2,550	1,774
Operating lease liabilities, net of current portion	382	-
Other liabilities	13	-
Total liabilities	2,945	1,774

Commitments and contingencies (Note 6)
Series A redeemable convertible preferred stock, $0.0001 par value; 0 and 40,052,154 shares authorized at December 31, 2021 and December 31, 2020, respectively; 0 and 6,489,534 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	12,285
Series Seed redeemable convertible preferred stock, $0.0001 par value; 0 and 4,000,000 shares authorized, issued and outstanding at December 31, 2021 and December 31, 2020, respectively	-	4,000
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 150,000,000 and 50,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 24,410,393 and 243,076 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	2	-
Additional paid-in capital	208,867	63
Accumulated other comprehensive loss	(59)	-
Accumulated deficit	(36,392)	(13,407)
Total stockholders’ equity (deficit)	172,418	(13,344)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$175,363	$4,715

See accompanying notes to consolidated financial statements.

Aerovate Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Operating expenses:
Research and development (includes related party amounts of $76 and $72, respectively)	$14,987	$7,940
General and administrative (includes related party amounts of $14 and $31, respectively)	8,035	949
Total operating expenses	23,022	8,889
Loss from operations	(23,022)	(8,889)
Other income (expense):
Interest income (expense)	65	(75)
Change in fair value of convertible promissory notes	-	(644)
Other expense	(3)	(3)
Total other income (expense)	62	(722)
Net loss before income taxes	(22,960)	(9,611)
Provision for income taxes	3	-
Net loss	$(22,963)	$(9,611)
Comprehensive loss:
Net loss	$(22,963)	$(9,611)
Other comprehensive loss:
Unrealized loss on securities	(59)	-
Comprehensive loss	$(23,022)	$(9,611)
Net loss per share, basic and diluted	$(1.87)	$(40.31)
Weighted-average shares of common stock outstanding, basic and diluted	12,293,629	242,232

See accompanying notes to consolidated financial statements.

Aerovate Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series A Redeemable Convertible		Series Seed Redeemable Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2019	-	$-	4,000,000	$4,000	241,467	$-	$-	$-	$(3,643)	$(3,643)
Issuance of Series A redeemable convertible preferred stock upon conversion of December 2019 convertible promissory notes to related party	1,700,343	3,219	-	-	-	-	-	-	-	-
Issuance of Series A redeemable convertible preferred stock upon conversion of July 2020 convertible promissory notes to related party	1,320,655	2,500	-	-	-	-	-	-	-	-
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $153	3,468,536	6,413	-	-	-	-	-	-	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	153	-	-	-	-	-	-	(153)	(153)
Issuance of common stock upon exercise of stock options	-	-	-	-	1,609	-	5	-	-	5
Stock based compensation	-	-	-	-	-	-	58	-	-	58
Net loss	-	-	-	-	-	-	-	-	(9,611)	(9,611)
Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$-	$63	$-	$(13,407)	$(13,344)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $22	33,562,620	63,512	-	-	-	-	-	-	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	22	-	-	-	-	-	-	(22)	(22)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(40,052,154)	(75,819)	(4,000,000)	(4,000)	14,182,854	1	79,817	-	-	79,818
Issuance of common stock upon initial public offering, net of issuance costs	-	-	-	-	9,984,463	1	126,944	-	-	126,945
Unrealized loss on investments	-	-	-	-	-	-	-	(59)		(59)
Stock based compensation	-	-	-	-	-	-	2,043	-	-	2,043
Net loss	-	-	-	-	-	-	-	-	(22,963)	(22,963)
Balance at December 31, 2021	-	$-	-	$-	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(22,963)	$(9,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,043	58
Depreciation and amortization expense	15	1
Accretion of discounts and amortization of premiums on investments, net	16	-
Non-cash interest expense	-	75
Change in fair value of convertible promissory notes to related party	-	644
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,855)	(103)
Other long-term assets	(302)	-
Accounts payable	609	37
Accrued and other liabilities	(6)	1,040
Operating lease asset and liability, net	32	-
Other liabilities	12	-
Net cash used in operating activities	(27,399)	(7,859)

Cash flow from investing activities:
Purchases of investments	(113,253)	-
Purchases of property and equipment	(181)	-
Net cash used in investing activities	(113,434)	-

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	63,512	6,413
Proceeds from issuance of convertible promissory notes to related party	-	2,500
Proceeds from exercise of stock options	-	5
Proceeds from issuance of common stock, net of issuance costs	126,945	-
Net cash provided by financing activities	190,457	8,918

Net increase in cash	49,624	1,059
Cash and cash equivalents at the beginning of the year	4,573	3,514
Cash and cash equivalents at the end of the period	$54,197	$4,573

Supplemental disclosure of noncash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$79,818	$-
Right-of-use asset obtained in exchange for operating lease liability	$542	$-
Purchases of property and equipment in accounts payable	$21	$40
Conversion of convertible promissory notes to related party to Series A redeemable convertible preferred stock	$-	$(3,219)
Conversion of convertible promissory notes to related party to Series A redeemable convertible preferred stock	$-	$(2,500)

See accompanying notes to consolidated financial statements.

Aerovate Therapeutics, Inc.

Notes to CONSOLIDATED Financial Statements

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a clinical stage biopharmaceutical company that is focused on the development of drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. The Company’s initial focus is on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). The Company initiated a Phase 2b/Phase 3 trial of AV-101 in PAH patients in December 2021.

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

(c)	Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of December 31, 2021, the Company had cash and cash equivalents and short-term investments of $167.4 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash and cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company’s wholly owned subsidiary, Aerovate Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

(b)	Reverse Stock Split

On June 22, 2021, the Company effected a 1-for-3.1060103 reverse stock split (the “Reverse Stock Split”) of its issued and outstanding common stock. Accordingly, the conversion ratio for the Company’s outstanding convertible preferred stock was proportionately adjusted such that the common stock issuable upon conversion of such preferred stock was decreased in proportion to the Reverse Stock Split. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. All references to common stock, options to purchase common stock, early exercised options, share data, per share data, convertible preferred stock (to the extent presented on an as-converted to common stock basis) and related information contained in these consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

(c)	Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. Actual results could differ materially from those estimates. Accounting estimates and management judgements reflected in the consolidated financial statements include: normal recurring accruals, including the accrual for research and development expenses, stock-based compensation and fair value of investments. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

(d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking accounts, money market funds and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

(e)	Short-term Investments

Short-term investments consist of corporate debt securities, commercial paper and U.S. Treasury bills, classified as available-for-sale securities and have maturities of greater than three months. The Company has classified all of its available-for-sale investment securities as current assets on the consolidated balance sheets because these are considered highly liquid securities and are available for use in current operations. The Company carries these securities at fair value and reports unrealized gains and losses as a separate component of accumulated other comprehensive loss. The cost of debt securities is adjusted for amortization of purchase premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income in the consolidated statements of operations and comprehensive loss. Realized gains and losses on sales of securities are determined using the specific identification method and recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss.

(f)	Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash, cash equivalents and short-term investments. The Company maintains cash, cash equivalents and short-term investments with various high credit quality banks and other financial institutions in the United States. Such deposits may be in excess of federally insured limits. Management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on deposits since inception.

(g)	Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company displays comprehensive loss and its components as part of the consolidated statements of operations and comprehensive loss.

(h)	Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets.

Level 2: Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of prepaid expenses and other current assets, accounts payable, accrued liabilities and other current liabilities are reasonable estimates of their fair value due to the short-term nature of these accounts. Convertible promissory notes were classified within the Level 3 designation and were recorded at fair value on a recurring basis prior to their conversion during the year ended December 31, 2020.

(i)	Prepaid Expenses and Other Current Assets

Any expenses paid prior to the related services rendered are recorded as prepaid expenses. Such prepaid expenses are expensed in the period the expense is incurred. If the expense is for a service covering multiple periods, it is expensed from the date the services begin and over the period of the service rendered (or contract service period if services rendered dates are not defined).

(j)	Property and Equipment, Net

Property and equipment, which consist of leasehold improvements, furniture and fixtures, research equipment, computers and construction-in-progress are stated at cost less accumulated depreciation or accumulated amortization. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which ranges from three to five years. Leasehold improvements are amortized over the remaining life of the lease for leasehold improvements at the time the asset is placed into service.

(k)	Impairment of Long-lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2021, there has been no such impairment losses recorded by the Company.

(l)	Leases

At the commencement date of a lease, the Company recognizes lease liabilities which represent its obligation to make lease payments, and right-of-use assets (“ROU assets”) which represent its right to use the underlying asset during the lease term. The lease liability is measured at the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The ROU asset is measured at cost, which includes the initial measurement of the lease liability and initial direct costs incurred by the Company and excludes lease incentives. ROU assets are recorded in operating lease ROU assets and lease liabilities are recorded in operating lease liabilities, current and noncurrent in the consolidated balance sheets.

Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to separate lease and non-lease components and not recognize lease liabilities and ROU assets for short-term leases with terms of twelve months or less.

(m)	Fair Value Option

As permitted under Accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”), the Company elected the fair value option to account for its convertible promissory notes. In accordance with ASC 825, the Company recorded these convertible promissory notes at fair value with changes in fair value recorded in the statements of operations. As a result of applying the fair value option, costs related to the issuance of the convertible promissory notes were recognized in earnings as incurred and not deferred.

(n)	Convertible Preferred Stock

The Company records convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Upon the occurrence of certain events that are outside the Company’s control, including a deemed liquidation event, holders of the convertible preferred stock can cause redemption for cash. Therefore, convertible preferred stock is classified outside of stockholders’ deficit on the balance sheets as events triggering the liquidation preferences are not solely within the Company’s control. The carrying values of the convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur.

(o)	Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist primarily of salaries and other benefits of research and development personnel, including associated share-based compensation, costs related to research activities, preclinical studies, clinical trial, drug manufacturing and allocated overhead and facility-related expenses. The Company accounts for non-refundable advance payments for goods or services that will be used in future research and development activities as expenses when the goods have been received or when the service has been performed rather than when the payment is made.

Clinical trial costs are a component of research and development expenses. The Company expenses costs for its clinical trial activities performed by third parties, including clinical research organizations and other service providers, as they are incurred, based upon estimates of the work completed over the life of the individual study in accordance with associated agreements. The Company uses information it receives from internal personnel and outside service providers to estimate the clinical trial costs incurred.

(p)	Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant-date fair value of employee, officer, director, and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized using the straight-line method over the vesting period for service-based options and using the graded vesting method for performance-based options. The vesting period generally approximates the expected service period of the awards. Forfeitures are recognized and accounted for as they occur.

The fair value of stock options is estimated using a Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury (“U.S. Treasury”) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options.

(q)	Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss (“NOL”) and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if, based upon the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

(r)	Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

(s)	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include convertible preferred stock prior to the conversion of such shares to common stock and outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the Company’s net loss per share:

	Years Ended December 31,
	2021	2020
Numerator:
Net loss	$(22,963)	$(9,611)
Accretion of Series A redeemable convertible preferred stock to redemption value	(22)	(153)
Net loss available to common stockholders	$(22,985)	$(9,764)

Denominator:
Weighted-average common stock outstanding, basic and diluted	12,293,629	242,232
Net loss per share, basic and diluted	$(1.87)	$(40.31)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	December 31,
	2021	2020
Options to purchase common stock	3,454,374	229,105
Series Seed redeemable convertible preferred stock	-	1,287,825
Series A redeemable convertible preferred stock	-	2,089,341
	3,454,374	3,606,271

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$39,653	$39,653	$-	$-
Commercial paper	14,448	-	14,448	-
Total cash equivalents	54,101	39,653	14,448	-

Short-term investments
U.S. Treasury bills	25,135	25,135	-	-
Corporate debt securities	10,715	-	10,715
Commercial paper	77,328	-	77,328	-
Total short-term investments	113,178	25,135	88,043	-

Total	$167,279	$64,788	$102,491	$-

The Company’s cash as of December 31, 2020, of $4.6 million, represented a Level 1 asset.

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of cash, money market funds and commercial paper, and short-term investments consisted of U.S. Treasury bills, corporate debt securities and commercial paper. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments as of December 31, 2021 (in thousands):

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$10,726	$-	$(11)	$10,715
Commercial paper	1 year or less	77,328	9	(9)	77,328
U.S. Treasury bills	2 years or less	25,183	-	(48)	25,135
		$113,237	$9	$(68)	$113,178

As of December 31, 2020, the Company had no short-term investments.

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company’s policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $0.1 million as of December 31, 2021.

Convertible Promissory Notes

The Company had no liabilities measured using significant unobservable inputs (Level 3) for the year ended December 31, 2021. The following table presents the changes in estimated fair value of the Company’s Level 3 liabilities for the year ended December 31, 2020 (in thousands):

Convertible Promissory Notes
Balance at December 31, 2019	$2,500
Issuance of convertible promissory notes, related party	2,500
Change in fair value of convertible promissory notes, related party	644
Exchange of convertible promissory notes (Note 5)	(5,644)
Balance at December 31, 2020	$-

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development	$5,233	$42
Prepaid expenses	1,485	23
Other current assets	240	38
Total prepaid expenses and other current assets	$6,958	$103

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued research and development	$217	$946
Accrued payroll and other employee benefits	790	192
Other	143	18
Total accrued and other current liabilities	$1,150	$1,156

(5) CONVERTIBLE PROMISSORY NOTES

On December 30, 2019, the Company issued convertible promissory notes (the “2019 Notes”) totaling $2.5 million to RA Capital Healthcare Fund, L.P., Blackwell Partners LLC - Series A, and RA Capital Nexus Fund, L.P. (the “Holders”). The 2019 Notes accrued interest at a rate of 6% per annum and were payable at the demand of the Holders on or after the Maturity Date of December 30, 2021, subject to earlier conversion or repayment in the event of a qualified financing or a change of control, as defined in the convertible promissory notes agreement. Due to certain embedded features, the Company elected to account for the 2019 Notes and all their embedded features under the fair value option. The 2019 Notes were issued at fair value, as such no changes in fair value were recorded between December 30, 2019 and December 31, 2019. The 2019 Notes were converted into Series A redeemable convertible preferred stock in connection with the initial closing of Series A redeemable convertible preferred stock on August 5, 2020, with a conversion price of 80% of $1.893 per share (the “Series A Original Issue Price”). The Company recorded a change in fair value of $0.6 million for the period January 1, 2020 through conversion on August 5, 2020. In relation to the 2019 Notes, there was $0.1 million of interest expense for the period January 1, 2020 through conversion on August 5, 2020.

On July 13, 2020, the Company issued convertible promissory notes (the “2020 Notes”) totaling $2.5 million to the Holders. The 2020 Notes accrued interest at a rate of 3% per annum and were payable at the demand of the Holders on or after the Maturity Date of October 31, 2020. The 2020 Notes converted into Series A redeemable convertible preferred stock in association with the initial closing of Series A redeemable convertible preferred stock on August 5, 2020. The 2020 Notes were issued at fair value and converted at the Series A Original Issue Price, as such no changes in fair value were recorded with respect to the 2020 Notes. In relation to the 2020 Notes, there was no interest expense for the year ended December 31, 2020.

(6) COMMITMENTS AND CONTINGENCIES

In August 2021, the Company entered into a lease agreement (the “Waltham Lease”) for approximately 5,000 square feet of office space in Waltham, Massachusetts for the Company’s corporate headquarters. The Waltham Lease has a term of thirty-nine months (“Lease Term”), unless extended or earlier terminated. The Company has the option to extend the Waltham Lease for one additional period of three years. The Lease Term had an initial abatement period, and the initial base rent payable is approximately $18,000 per month following the abatement period. The initial base rent payable will increase by approximately 2% per year over the Lease Term. The Waltham Lease commencement date was September 1, 2021.

As of December 31, 2021, the consolidated balance sheet includes an operating lease right-of-use asset of $0.5 million and operating lease liability of $0.6 million. The total operating lease expense under the Waltham Lease for the year ended December 31, 2021 was $68,000.

As of December 31, 2021, the future minimum annual lease payments under the operating lease was as follows (in thousands):

2022	$198
2023	221
2024	206
Total operating lease payments	625
Less: Amount representing interest	(51)
Total operating lease liabilities	$574

Weighted-average remaining lease term (in years)	3.0
Weighted-average incremental borrowing rate	6%

(7) STOCKHOLDERS’ EQUITY

Under the Company’s Amended and Restated Certificates of Incorporation dated August 3, 2020, the Company had a total of 94,052,154 shares of capital stock authorized for issuance, consisting of 50,000,000 shares of common stock, par value of $0.0001 per share, and 44,052,154 shares of convertible preferred stock, par value of $0.0001 per share. Shares of authorized convertible preferred stock were designated as 4,000,000 shares of Series Seed redeemable convertible preferred stock and 40,052,154 shares of Series A redeemable convertible preferred stock.

Following the Reverse Stock Split, the Company filed a Second Amended and Restated Certificate of Incorporation, which provided for 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share, effective upon completion of the Company’s IPO.

(a) Redeemable Convertible Preferred Stock

In August 2018, the Company sold to RA Capital Health Care Fund, L.P. an aggregate of 4,000,000 shares of Series Seed redeemable preferred stock at a purchase price of $1.00 per share, for net proceeds of $4.0 million. On August 5, 2020, the Company entered into the Stock Purchase Agreement. The Company’s initial closing of its Series A redeemable convertible preferred stock occurred on this date. The Company issued 3,468,536 shares of Series A redeemable convertible preferred shares for gross proceeds of $6.6 million at a price per share of $1.893. In addition to the cash proceeds, 3,020,998 shares of Series A redeemable convertible preferred stock were issued in connection with the conversion of the 2019 Notes and the 2020 Notes.

The Stock Purchase Agreement contained provisions that potentially obligate the Company to sell, outside of its control, an additional 33,562,620 shares of Series A redeemable convertible preferred stock at $1.893 per share for expected gross proceeds of $63.5 million, upon the occurrence of three subsequent Milestone Closings or earlier, at the option of any holder of the Series A redeemable convertible preferred stock. If the defined milestones were not achieved prior to the Company’s initial public offering, the holders had the right to purchase these shares prior to the completion of the initial public offering. If the shares were not purchased prior to the completion of the initial public offering, then this right to purchase these shares would have automatically expired.

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2021, the Company had reserved the following shares of common stock for future issuance:

December 31, 2021
Common stock options granted and outstanding	3,454,374
Reserved for future option grants	1,084,580
Reserved for future ESPP issuances	230,000
Total	4,768,954

(8) SHARE-BASED COMPENSATION

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

As of December 31, 2021, a total of 2,600,000 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan. As of December 31, 2021, awards with respect to 1,515,420 shares of common stock had been granted under the 2021 Plan, and 1,084,580 shares authorized under the 2021 Plan were available for award purposes.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the year ended December 31, 2021:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 31, 2020	229,105	$1.74	9.69	$-
Granted	3,225,269	$7.21	9.47
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding at December 31, 2021	3,454,374	$6.85	9.42	$19,378
Vested and exercisable at December 31, 2021	268,907	$4.81	9.10	$2,041
Vested and expected to vest at December 31, 2021	3,454,374	$6.85	9.42	$19,378

All exercisable options are vested and all outstanding options are vested or expected to vest.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2021, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes upon the effectiveness of the ESPP.

(c) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Years Ended December 31,
	2021	2020
Expected term (in years)	5.2 - 6.1	5.5 - 6.1
Expected volatility	68.7% - 69.8%	68.0 - 79.4%
Risk-free interest rate	0.9% - 1.4%	0.4 - 1.5%
Expected dividend	-	-

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$370	$30
General and administrative	1,673	28
Total	$2,043	$58

As of December 31, 2021, there was approximately $12.6 million of unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of 3.4 years.

(9) RELATED PARTY TRANSACTIONS

Services Agreement

In August 2018, the Company entered into a services agreement (“Services Agreement”) with Carnot, LLC (“Carnot”), an entity owned and controlled by RA Capital Management, L.P. under which Carnot provides research and other services to the Company. RA Capital Management, L.P. is a related party due to its equity ownership of the Company. The Company pays Carnot for services performed and costs incurred. The Services Agreement is for a term of two years. The Company may terminate the Services Agreement by giving 30 days’ prior notice and either party can terminate the services agreement for a material breach, if not cured within 30 days following notice by the nonbreaching party.

In July 2019, the Services Agreement with Carnot was amended whereby research and other services are now performed by Carnot Pharma, LLC (“Carnot Pharma”), an entity owned and controlled by RA Capital Management, L.P., and the term was updated to the later of (i) two years from July 15, 2019 and (ii) completion of services under the agreement.

Expenses incurred by the Company under the Services Agreement with Carnot Pharma totaled $0.1 million for the years ended December 31, 2021 and December 31, 2020 and are presented in the statement of operations and comprehensive loss as research and development and general and administrative expenses. As of December 31, 2021 and December 31, 2020, $2,000 and $6,000 respectively, was due to Carnot Pharma, LLC by the Company for services rendered under the agreement.

(10) INCOME TAXES

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred income tax assets:
NOL carryforwards	$7,498	$2,795
Research credit carryforwards	530	41
Other	615	49
Gross deferred tax assets	8,643	2,885
Less: valuation allowance	(8,517)	(2,885)
Total deferred tax assets	126	-

Deferred income tax liabilities:
Other	(126)	-
Total deferred tax liabilities	(126)	-

Net deferred tax assets (liabilities)	$-	$-

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years ended December 31,
	2021	2020
U.S. Federal statutory income tax rate	$(4,821)	$(2,018)
State taxes	(520)	(89)
Permanent and other differences	3	52
Convertible promissory notes	-	151
Stock-based compensation	115	10
Research and development credits	(392)	-
Change in valuation allowance	5,618	1,894
Total tax provision	$3	$-

The Company had federal NOL carryforwards available of $32.6 million and $12.0 million as of December 31, 2021 and December 31, 2020, respectively, before consideration of limitations under Section 382 of the Internal Revenue Code or Section 382, as further described below. The NOL generated from 2018 onwards of $32.6 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $13.4 million and $7.3 million as of December 31, 2021 and December 31, 2020, respectively. The state NOLs may be used to offset future taxable income and will begin to expire in 2034. Additionally, as of December 31, 2021, the Company had federal and state research and development credit carryforwards available of $0.6 and $0.1 million as of December 31, 2021 and December 31, 2020 that will begin to expire in 2038.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2021 and December 31, 2020, a valuation allowance of $8.5 million and $2.9 million, respectively, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of net deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 and 383 was not completed through December 31, 2021. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. The Company will examine the impact of any potential ownership changes in the future.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Years ended December 31,
	2021	2020
Beginning balance of unrecognized tax benefits	$276	$-
Additions based on tax positions related to the current year	253	276
Ending balance of unrecognized tax benefits	$529	$276

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets. If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance. The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company is subject to taxation in the United States and various states. The Company’s Federal and state returns are subject to examination, as 2018 was the first year of operations for the Company.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
4.1	Form of Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
4.2	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated August 5, 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256949) filed with the SEC on June 9, 2021).
4.3*	Description of Securities.
10.1#	2018 Equity Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-256949) filed with the SEC on June 9, 2021).
10.2#	2021 Stock Option and Incentive Plan, and form of award agreements thereunder (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.3#	2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.4#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.5#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.6#	Form of Employment Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.7#	Senior Executive Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1A (File No. 333-256949) filed with the SEC on June 17, 2021).
10.11	Lease, dated August 6, 2021, by and between the Registrant and PDM 930 Unit, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on August 12, 2021).
21.1*	List of Subsidiaries of Registrant.
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).

102

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

*	Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.

**	The certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

103

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVATE THERAPEUTICS, INC.

Date: March 30, 2022	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer

Each person whose individual signature appears below hereby authorizes and appoints Timothy P. Noyes and George A. Eldridge, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 30, 2022.

Name	Title	Date

/s/ Timothy P. Noyes	Chief Executive Officer and Director	March 30, 2022
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Chief Financial Officer	March 30, 2022
George A. Eldridge	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Iwicki	Director	March 30, 2022
Mark Iwicki

/s/ Allison Dorval	Director	March 30, 2022
Allison Dorval

/s/ David Grayzel, M.D.	Director	March 30, 2022
David Grayzel, M.D.

/s/ Maha Katabi, Ph.D.	Director	March 30, 2022
Maha Katabi, Ph. D.

/s/ Joshua Resnick, M.D.	Director	March 30, 2022
Joshua Resnick, M.D.

104