Form 10-Q
period 2022-03-31
Aerovate Therapeutics, Inc.
filed 2022-05-16
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, the registrant had 24,410,393 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We have only recently begun testing of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in pulmonary arterial hypertension, or PAH, patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.
●	If we encounter difficulties with site initiation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have many pending patent applications with respect to AV-101 (of which one has recently received a notice of allowance), and two issued U.S. patents. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.
●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We plan to conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

The material and other risks summarized above should be read together with the text of the full risk factors below and in the other information set forth in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, as well as in other documents that we file with the U.S. Securities and Exchange Commission (“SEC”). If any such material and other risks and uncertainties actually occur, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized above or described in full under Item 1A of this Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial may also materially adversely affect our business, prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;

●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;

●	our clinical and regulatory development plans;

●	our expectations with regard to the data to be derived from our planned Phase 2b/Phase 3 clinical trial; or any other product candidates that we may identify or develop;

●	the timing or likelihood of regulatory filings and approvals for AV-101;

●	our ability to commercialize AV-101, if approved;

●	the pricing and reimbursement of AV-101, if approved;

●	the implementation of our business model and strategic plans for our business and AV-101;

●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;

●	regulatory developments in the United States and foreign countries;

●	our ability to enter into strategic collaborations, including for the commercialization of AV 101 outside the United States;

●	the rate and degree of market acceptance of AV 101;

●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;

●	the success of competing therapies for PAH that are or may become available;

●	developments relating to our competitors and our industry, including the impact of government regulation;

●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;

●	our financial performance;

●	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and

●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,137	$54,197
Short-term investments	132,935	113,178
Prepaid expenses and other current assets (Note 4)	4,813	6,958
Total current assets	165,885	174,333
Property and equipment, net	288	186
Operating lease right-of-use asset	499	542
Other long-term assets	327	302
Total assets	$166,999	$175,363

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable (including related party amounts of $4 and $2, respectively)	$2,863	$1,208
Accrued and other current liabilities (Note 4)	1,647	1,150
Operating lease liability	193	192
Total current liabilities	4,703	2,550
Operating lease liabilities, net of current portion	335	382
Other liabilities	14	13
Total liabilities	5,052	2,945

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized and no issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2022 and December 31, 2021; 24,410,393 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	209,891	208,867
Accumulated other comprehensive loss	(644)	(59)
Accumulated deficit	(47,302)	(36,392)
Total stockholders’ equity	161,947	172,418
Total liabilities and stockholders’ equity	$166,999	$175,363

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development (includes related party amounts of $8 and $15, respectively)	$7,255	$2,196
General and administrative (includes related party amounts of $0 and $5, respectively)	3,764	584
Total operating expenses	11,019	2,780
Loss from operations	(11,019)	(2,780)
Other income (expense):
Interest income	109	-
Other expense	-	(1)
Total other income (expense)	109	(1)
Net loss before income taxes	(10,910)	(2,781)
Net loss	$(10,910)	$(2,781)
Comprehensive loss:
Net loss	$(10,910)	$(2,781)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(585)	-
Comprehensive loss	$(11,495)	$(2,781)
Net loss per share, basic and diluted	$(0.45)	$(11.49)
Weighted-average shares of common stock outstanding, basic and diluted	24,410,393	243,076

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Redeemable Convertible		Series Seed Redeemable Convertible				Additional	Accumulated Other		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2021	-	$-	-	$-	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	-	-	-	-	-	-	-	(585)	-	$(585)
Stock based compensation	-	-	-	-	-	-	1,024	-	-	$1,024
Net loss	-	-	-	-	-	-	-	-	(10,910)	$(10,910)
Balance at March 31, 2022	-	$-	-	$-	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947

Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$-	$63	$-	$(13,407)	$(13,344)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $13	4,224,274	7,983	-	-	-	-	-	-	-	-
Accretion of Series A redeemable convertible preferred stock to redemption value	-	13	-	-	-	-	-	-	(13)	(13)
Stock based compensation	-	-	-	-	-	-	23	-	-	23
Net loss	-	-	-	-	-	-	-	-	(2,781)	(2,781)
Balance at March 31, 2021	10,713,808	$20,281	4,000,000	$4,000	243,076	$-	$86	$-	$(16,201)	$(16,115)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(10,910)	$(2,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,024	23
Depreciation and amortization expense	11	2
Accretion of discounts and amortization of premiums on investments, net	29	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,129	(860)
Other long-term assets	(25)	-
Accounts payable	1,587	765
Accrued and other liabilities	497	(924)
Operating lease asset and liability, net	(3)	-
Net cash used in operating activities	(5,661)	(3,775)

Cash flow from investing activities:
Purchases of short-term investments	(32,890)	-
Sales and maturities of short-term investments	12,519	-
Purchases of property and equipment	(28)	(40)
Net cash used in investing activities	(20,399)	(40)

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	-	7,983
Payments for deferred offering costs	-	(100)
Net cash provided by financing activities	-	7,883

Net (decrease) increase in cash and cash equivalents	(26,060)	4,068
Cash and cash equivalents at the beginning of the year	54,197	4,573
Cash and cash equivalents at the end of the period	$28,137	$8,641

Supplemental disclosure of noncash investing and financing activities:
Purchases of property and equipment in accounts payable	$85	$-
Deferred offering costs included in accounts payable	$-	$207

See accompanying notes to unaudited interim condensed consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED consolidated FINANCIAL STATEMENTS

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

(b)	Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of March 31, 2022, the Company had cash and cash equivalents and short-term investments of $161.1 million.

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

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

(d)	Net Loss Per Share

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(10,910)	$(2,781)
Accretion of Series A redeemable convertible preferred stock to redemption value	-	(13)
Net loss available to common stockholders	$(10,910)	$(2,794)

Denominator:
Weighted-average common stock outstanding, basic and diluted	24,410,393	243,076
Net loss per share, basic and diluted	$(0.45)	$(11.49)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of March 31,
	2022	2021
Options to purchase common stock	3,703,931	229,105
Series Seed redeemable convertible preferred stock	-	1,287,825
Series A redeemable convertible preferred stock	-	3,449,369
	3,703,931	4,966,299

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash equivalents
Money market funds	12,736	12,736	-	-
Commercial paper	11,090	-	11,090	-
Total cash equivalents	23,826	12,736	11,090	-

Short-term investments
U.S. Treasury bills	32,319	32,319	-	-
Corporate debt securities	7,631	-	7,631	-
Commercial paper	92,985	-	92,985	-
Total short-term investments	132,935	32,319	100,616	-

Total	$156,761	$45,055	$111,706	$-

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash equivalents
Money market funds	$39,653	$39,653	$-	$-
Commercial paper	14,448	-	14,448	-
Total cash equivalents	54,101	39,653	14,448	-

Short-term investments
U.S. Treasury bills	25,135	25,135	-	-
Corporate debt securities	10,715	-	10,715	-
Commercial paper	77,328	-	77,328	-
Total short-term investments	113,178	25,135	88,043	-

Total	$167,279	$64,788	$102,491	$-

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and commercial paper, and short-term investments consisted of U.S. Treasury bills, corporate debt securities and commercial paper. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$7,650	$-	$(18)	$7,632
Commercial paper	1 year or less	93,256	-	(272)	$92,984
U.S. Treasury bills	2 years or less	32,673	-	(354)	$32,319
		$133,579	$-	$(644)	$132,935

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$10,726	$-	$(11)	$10,715
Commercial paper	1 year or less	77,328	9	(9)	77,328
U.S. Treasury bills	2 years or less	25,183	-	(48)	25,135
		$113,237	$9	$(68)	$113,178

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2022 and that there were no impairments as of December 31, 2021. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss. The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company’s policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $0.1 million as of March 31, 2022 and December 31, 2021.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid research and development	$3,628	$5,233
Prepaid expenses	896	1,485
Other current assets	289	240
Total prepaid expenses and other current assets	$4,813	$6,958

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued research and development	$1,019	$217
Accrued payroll and other employee benefits	387	790
Other	241	143
Total accrued and other current liabilities	$1,647	$1,150

(5) COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2022, the future minimum annual lease payments under the operating lease was as follows (in thousands):

2022	$144
2023	221
2024	206
Total operating lease payments	571
Less: Amount representing interest	(43)
Present value of net minimum lease payments	$528
Operating lease liabilities:
Current	193
Non-current	335
Total lease liability	$528

Weighted-average remaining lease term (in years)	2.8
Weighted-average incremental borrowing rate	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Cash paid included in operating cash flows	$54	$-

Rent expense was as follows (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease	$51	$-
Short-term lease	34
Total rent expense	$85	$-

(6) STOCKHOLDERS’ EQUITY

On July 2, 2021, the Company’s certificate of amendment to its certificate of incorporation became effective, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share.

In August 2018, the Company issued 241,467 shares of common stock to RA Capital Healthcare Fund, L.P. at a price of $0.0012 per share. On July 2, 2021, in conjunction with the Company’s initial public offering, or IPO, the Company issued 9,984,463 shares of its common stock and all outstanding shares of the Company’s redeemable convertible preferred stock were converted into 14,182,854 shares of the Company’s common stock.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of March 31, 2022, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

March 31, 2022
Common stock options granted and outstanding	3,703,931
Reserved for future option grants	1,811,438
Reserved for future ESPP issuances	230,000
Total	5,745,369

(7) SHARE-BASED COMPENSATION

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

As of March 31, 2022, a total of 3,576,415 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares available under the 2021 Plan increased by 976,415 shares, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of March 31, 2022, 1,764,977 awards had been granted under the 2021 Plan, and 1,811,438 shares authorized under the 2021 Plan were available for award purposes.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the three months ended March 31, 2022:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 31, 2021	3,454,374	$6.85	9.42	$19,378
Granted	249,557	$12.56	9.94
Exercised	-	-
Cancelled/Forfeited	-	-
Outstanding at March 31, 2022	3,703,931	$7.23	9.21	$41,111
Vested and exercisable at March 31, 2022	478,573	$4.98	8.97	$6,392
Vested and expected to vest at March 31, 2022	3,703,931	$7.23	9.21	$41,111

The weighted-average grant date fair value of stock option grants was $4.54 per share for the three months ended March 31, 2022. All exercisable options are vested and all outstanding options are vested or expected to vest.

(b)	Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes upon the effectiveness of the ESPP.

(c)	Share-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.3 - 6.1	-
Expected volatility	73.64% - 75.68%	-
Risk-free interest rate	1.37% - 2.55%	-
Expected dividend	-	-

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$256	$12
General and administrative	768	11
Total	$1,024	$23

As of March 31, 2022, there was approximately $13.7 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

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

In July 2019, the Services Agreement with Carnot was amended whereby research and other services are now performed by Carnot Pharma, LLC (“Carnot Pharma”), an entity owned and controlled by RA Capital Management, LLC, and the term was updated to the later of (i) two years from July 15, 2019 and (ii) completion of services under the agreement. As of March 31, 2022, Carnot is no longer providing services to the Company.

Expenses incurred by the Company under the Services Agreement with Carnot Pharma totaled $8,000 and $20,000 for the three months ended March 31, 2022 and 2021, and are presented in the statement of operations and comprehensive loss as research and development and general and administrative expenses. As of March 31, 2022 and December 31, 2021, $4,000 and $2,000, respectively, was due to Carnot Pharma by the Company for services rendered under the Services Agreement.

(9) SUBSEQUENT EVENTS

Lease agreement

In April 2022, the Company entered into a lease agreement in Foster City, California (the “Foster City Lease”). The term of the Foster City Lease is thirty-nine months from the lease commencement date and the Company has the option to extend the lease for one additional period of one year. Base rent under the Foster City Lease is approximately $22,600 per month and is subject to annual increases of 3% on each annual anniversary during the term. The expected lease commencement date under the Foster City Lease is August 1, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

COVID-19 Pandemic

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic and its variants on our business, operations and clinical development timelines, supply chain and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak, including the identification of new variants of the virus, and its impact on our clinical trial enrollment and trial sites, both of which could impact the timing of our release of trial data, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with only necessary or advisable modifications to employee travel.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
	(unaudited)
Operating expenses:
Research and development	$7,255	$2,196	$5,059
General and administrative	3,764	584	3,180
Total operating expenses	11,019	2,780	8,239
Loss from operations	(11,019)	(2,780)	(8,239)
Other income (expense):
Interest income	109	-	109
Other expense	-	(1)	1
Total other income (expense)	109	(1)	110
Net loss	$(10,910)	$(2,781)	$(8,129)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $7.3 million compared to $2.2 million for the three months ended March 31, 2021. The increase of $5.1 million was primarily due to initiating our Phase 2b/Phase 3 trial causing increases of $2.4 million in manufacturing costs, $2.2 million in clinical costs, $0.6 million in payroll costs and $0.2 million in stock-based compensation, partially offset by lower preclinical costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022 were $3.8 million compared to $0.6 million for the three months ended March 31, 2021. The increase of $3.2 million was primarily due to being a public company causing increases of $0.5 million in payroll costs, stock-based compensation of $0.8 million, $1.2 million in professional services related to other consulting expenses, corporate legal fees, audit and accounting services and $0.7 million in insurance expense.

Total Other Income (Expense)

Other income for the three months ended March 31, 2022, was $0.1 million compared to other expense of $1,000 for the three months ended March 31, 2021. The change of $0.1 million was due to interest earned on the Company’s cash and cash equivalents and short-term investments for the three months ended March 31, 2022.

Liquidity and Capital Resources

From our inception through March 31, 2022, we have received aggregate net proceeds of $79.4 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand as of March 31, 2022 of $161.1 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Lease Obligations

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

In April 2022, we entered into a lease agreement, or the Foster City Lease, for approximately 3,500 square feet of office space in Foster City, California. The base rent under the Foster City Lease is $76.80 per rentable square foot, or approximately $22,600 per month and is subject to scheduled annual increases of 3% on each annual anniversary during the lease term. The term of the Foster City Lease is thirty-nine months, unless extended or earlier terminated pursuant to the terms of the Foster City Lease. We have the option to extend the Foster City Lease for one additional period of one year.

As of March 31, 2022, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the three Months Ended March 31, 2022 and 2021 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(5,661)	$(3,775)
Net cash used in investing activities	(20,399)	(40)
Net cash provided by financing activities	-	7,883
Net (decrease) increase in cash and cash equivalents	$(26,060)	$4,068

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $5.7 million, consisting primarily of our net loss incurred during the period of $10.9 million adjusted for non-cash charges of $1.0 million for stock-based compensation expense and $4.2 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $2.1 million increase in prepaid expenses and other current assets, and $2.1 million decrease in accounts payable and accrued and other current liabilities.

Net cash used in operating activities for the three months ended March 31, 2021 was $3.8 million consisting primarily of our net loss incurred during the period of $2.8 million adjusted for $1.0 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.9 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in accounts payable and accrued and other current liabilities in support of the growth in our operating activities.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 of $20.4 million was comprised of purchases of short-term investments of $32.9 million, partially offset by sales and maturities of short-term investments of $12.5 million.

Net cash used in investing activities for the three months ended March 31, 2021 was $40,000 due to purchases of property and equipment to support our research activities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2022 was $0.

Net cash provided by financing activities for the three months ended March 31, 2021 was $7.9 million due to $8.0 million in net proceeds received from the sale of Series A redeemable convertible preferred stock, net of issuance of costs, partially offset by $0.1 million of deferred offering costs for the IPO.

Critical Accounting Estimates

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements by the Financial Accounting Standards Board and other standard-setting bodies and have determined that such standards that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements, if adopted, or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2022 and 2021.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the three ended March 31, 2022 and 2021.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2022 and 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

The risk factors denoted with a “*”, if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $10.9 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $47.3 million and $36.4 million, respectively. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2022, we had cash and cash equivalents and short-term investments of $161.1 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. Additionally, global economic instability, higher interest rates and diminished credit availability may limit our ability to obtain debt financing on favorable terms.

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AV-101. Disruptions in the financial markets in general, and more recently due to the ongoing COVID-19 pandemic, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, spread to most countries across the world, including all 50 states within the United States. The COVID-19 pandemic is evolving, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccine mandates and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, developments or perceptions regarding the safety of vaccines, new information concerning the severity of the coronavirus and any additional preventative and protective actions taken to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the identification of new variants of COVID-19, could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in activating clinical trial sites, enrolling patients and completing our ongoing Phase 2b/Phase 3 clinical trial of AV-101. We have experienced delays in activating new trial sites due to staff shortages and short-term interruptions at clinical trial sites due to COVID-19 related issues, and general supply chain delays. These delays may also impact our ability to release data within our anticipated timeframe.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the ongoing COVID-19 pandemic has to patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials is dependent upon clinical trial sites which could be and have been adversely affected by global health matters, such as pandemics. We are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in geographies which are currently affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that have the potential to delay or otherwise adversely affect site initiation and patient enrollment in the clinical trials of AV-101, as well as our business generally, include:

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

* We have only recently begun testing of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a DPI, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are early in the processes of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation delays for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers, in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

* If we encounter difficulties with site initiation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons and have experienced site initiation delays as a result of COVID-19, including as a result of staff shortages and short-term interruptions at clinical trial sites, and the prioritization of COVID-19 research and treatment matters by hospitals and academic institutions. In December 2021, we announced initiation of our Phase 2b/Phase 3 clinical trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are early in the processes of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation delays for the Phase 2b portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have completed our Phase 1 trial of AV-101 in healthy volunteers and announced initiation of our Phase 2b/Phase 3 dose-ranging clinical trial in PAH patients in December 2021. The FDA has agreed in principle with the proposed study design of our Phase 2b/Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study with strong results could be sufficient to support a 505(b)(2) NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocol to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in completing our ongoing and planned studies and trials of AV-101. Furthermore, we cannot be certain that studies or trials for AV-101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. These factors may also impact our ability to release data within our anticipated timeframe. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Further, we are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in PAH patients globally. This presents additional risks that may delay completion of our clinical trial. These risks include a delay in obtaining or a failure to obtain, regulatory authorization to commence a trial in each country where we plan to conduct the trial, the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development. In particular, we expect that AV-101 will face competition from prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics), which are existing drug products indicated for the treatment of PAH, potential new entrants such as sotatercept (Acceleron Pharma, Inc.), a wholly-owned subsidiary of Merck & Co., Inc., or Merck, rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.), as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil, an investigational product currently being evaluated in clinical trials for the treatment of PAH. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. On February 24, 2022, United Therapeutics announced a delay with FDA but that they expect this dry powder treprostinil could be approved by the FDA in the summer of 2022, if not earlier. On November 8, 2021, Liquidia Corporation announced that they received tentative approval for the treatment of PAH to improve exercise ability in adult patients with New York Heart Association (NYHA) Functional Class II-III symptoms from the FDA for Yutrepia, a dry powdered formulation of Treprostinil which may receive final approval in October 2022 or earlier upon resolution of on-going litigation with United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral prostanoid product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These collaborations may accelerate competition for AV-101. Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. are developing imatinib for PAH and have initiated Phase 1 trials. We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.). Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for AV-101, we will face competition based on many different factors, including the safety and effectiveness of AV-101, the ease with which AV-101 can be administered and the extent to which patients accept the inhaled route of administration, the timing and scope of regulatory approvals for AV-101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, by being more effective, safer, less expensive or marketed and sold more effectively than AV-101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing AV-101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

Risks Related to Our Intellectual Property

We have many pending patent applications with respect to AV-101 (of which one has recently received a notice of allowance), and two issued U.S. patents. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own two issued U.S. patents with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

If we lose or cannot obtain additional patent protection for our AV-101 product candidate or other future product candidates it could have a material adverse impact on our business.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section of our Annual Report on Form 10-K entitled “Business – Healthcare Reform and Legislation”.

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

As of May 13, 2022, we had 18 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize AV-101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the ongoing COVID-19 pandemic has led to a period of considerable uncertainty and volatility and interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for AV-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for AV-101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021)
10.1	Lease, dated April 26, 2022, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on April 29, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

+

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROVATE THERAPEUTICS, INC

Date: May 16, 2022	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)

