Form 10-Q
period 2022-06-30
Aerovate Therapeutics, Inc.
filed 2022-08-15
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the registrant had 24,448,144 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension (PAH), the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in pulmonary arterial hypertension, or PAH, patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.
●	If we encounter difficulties with site initiation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have two issued U.S. patents and many pending patent applications with respect to AV-101 (of which two have recently received a notice of allowance). We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.
●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We plan to conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$27,457	$54,197
Short-term investments	124,531	113,178
Prepaid expenses and other current assets	1,461	6,958
Total current assets	153,449	174,333
Property and equipment, net	316	186
Operating lease right-of-use asset	1,188	542
Other long-term assets	731	302
Total assets	$155,684	$175,363

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,068	$1,208
Accrued and other current liabilities	1,341	1,150
Operating lease liability	347	192
Total current liabilities	3,756	2,550
Operating lease liabilities, net of current portion	862	382
Other liabilities	13	13
Total liabilities	4,631	2,945

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 24,418,434 and 24,410,393 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	211,129	208,867
Accumulated other comprehensive loss	(785)	(59)
Accumulated deficit	(59,293)	(36,392)
Total stockholders’ equity	151,053	172,418
Total liabilities and stockholders’ equity	$155,684	$175,363

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$8,363	$4,327	$15,618	$6,523
General and administrative	3,852	1,447	7,615	2,031
Total operating expenses	12,215	5,774	23,233	8,554
Loss from operations	(12,215)	(5,774)	(23,233)	(8,554)
Other income (expense):
Interest income	230	2	338	2
Other expense	(6)	(3)	(6)	(4)
Total other income (expense)	224	(1)	332	(2)
Net loss	$(11,991)	$(5,775)	$(22,901)	$(8,556)
Comprehensive loss:
Net loss	$(11,991)	$(5,775)	$(22,901)	$(8,556)
Other comprehensive loss:
Unrealized loss on securities	(141)	—	(726)	—
Comprehensive loss	$(12,132)	$(5,775)	$(23,627)	$(8,556)
Net loss per share, basic and diluted	$(0.49)	$(23.80)	$(0.94)	$(35.29)
Weighted-average shares of common stock outstanding, basic and diluted	24,410,503	243,076	24,410,448	243,076

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A Redeemable		Series Seed Redeemable					Accumulated		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2021	—	$—	—	$—	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	—	—	—	—	(585)	—	(585)
Stock based compensation	—	—	—	—	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	—	—	—	—	(10,910)	(10,910)
Balance at March 31, 2022	—	$—	—	$—	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947
Unrealized loss on investments	—	—	—	—	—	—	—	(141)	—	(141)
Stock based compensation	—	—	—	—	—	—	1,224	—	—	1,224
Issuance of common stock upon exercise of stock options	—	—	—	—	8,041	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	—	(11,991)	(11,991)
Balance at June 30, 2022	—	$—	—	$-	24,418,434	$2	$211,129	$(785)	$(59,293)	$151,053

	Series A Redeemable		Series Seed Redeemable					Accumulated		Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$—	$63	$—	$(13,407)	$(13,344)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $13	4,224,274	7,983	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	13	—	—	—	—	—	—	(13)	(13)
Stock based compensation	—	—	—	—	—	—	23	—	-	23
Net loss	—	—	—	—	—	—	—	—	(2,781)	(2,781)
Balance at March 31, 2021	10,713,808	$20,281	4,000,000	$4,000	243,076	$—	$86	$—	$(16,201)	$(16,115)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $9	29,338,346	55,529	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	9	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	—	—	(5,775)	(5,775)
Balance at June 30, 2021	40,052,154	$75,819	4,000,000	$4,000	243,076	$—	$407	$—	$(21,985)	$(21,578)

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(22,901)	$(8,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,248	344
Depreciation and amortization expense	28	4
Accretion of discounts and amortization of premiums on investments, net	(32)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,493	(56)
Other long-term assets	(428)	(74)
Accounts payable	875	563
Accrued and other liabilities	191	(5)
Operating lease assets and liabilities, net	(11)	–
Net cash used in operating activities	(14,537)	(7,780)

Cash flow from investing activities:
Purchases of short-term investments	(71,791)	—
Sales and maturities of short-term investments	59,744	—
Purchases of property and equipment	(158)	(40)
Net cash used in investing activities	(12,205)	(40)

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	—	63,512
Payments for deferred offering costs	—	(1,115)
Proceeds from issuance of common stock upon exercise of stock options	2	—
Net cash provided by financing activities	2	62,397

Net (decrease) increase in cash	(26,740)	54,577
Cash and cash equivalents at the beginning of the year	54,197	4,573
Cash and cash equivalents at the end of the period	$27,457	$59,150

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$765	$—
Deferred offering costs included in accounts payable	$1	$1,901

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

  (b) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of June 30, 2022, the Company had cash and cash equivalents and short-term investments of $152.0 million.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,991)	$(5,775)	$(22,901)	$(8,556)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(9)	—	(22)
Net loss available to common stockholders	$(11,991)	$(5,784)	$(22,901)	$(8,578)

Denominator:
Weighted-average common stock outstanding, basic and diluted	24,410,503	243,076	24,410,448	243,076
Net loss per share, basic and diluted	$(0.49)	$(23.80)	$(0.94)	$(35.29)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of June 30,
	2022	2021
Options to purchase common stock	3,953,390	2,770,954
Unvested restricted stock units	1,631	—
Series Seed redeemable convertible preferred stock	—	1,287,825
Series A redeemable convertible preferred stock	—	12,895,029
	3,955,021	16,953,808

  (e) Recently Issued and Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. The Company has evaluated recently issued accounting pronouncements and does not believe any will have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash equivalents
Money market funds	$16,286	$16,286	$—	$—
Commercial paper	5,991	—	5,991	—
Total cash equivalents	22,277	16,286	5,991	—

Short-term investments
U.S. Treasury bills	32,147	32,147	—	—
Corporate debt securities	1,991	—	1,991	—
Commercial paper	84,905	—	84,905	—
Agency bond	5,488	—	5,488	—
Total short-term investments	124,531	32,147	92,384	—

Total fair value of assets	$146,808	$48,433	$98,375	$—

		Fair Value Measurements Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (level 3)
Assets:
Cash equivalents
Money market funds	$39,653	$39,653	$—	$—
Commercial paper	14,448	—	14,448	—
Total cash equivalents	54,101	39,653	14,448	—

Short-term investments
U.S. Treasury bills	25,135	25,135	—	—
Corporate debt securities	10,715	—	10,715	—
Commercial paper	77,328	—	77,328	—
Total short-term investments	113,178	25,135	88,043	—

Total fair value of assets	$167,279	$64,788	$102,491	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of June 30, 2022
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$2,001	$—	$(10)	$1,991
Commercial paper	1 year or less	85,197	—	(292)	84,905
U.S. Treasury bills	2 years or less	32,620	—	(473)	32,147
Agency bond	2 years or less	5,498	—	(10)	5,488
		$125,316	$—	$(785)	$124,531

		As of December 31, 2021
	Maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities	1 year or less	$10,726	$—	$(11)	$10,715
Commercial paper	1 year or less	77,328	9	(9)	77,328
U.S. Treasury bills	2 years or less	25,183	—	(48)	25,135
		$113,237	$9	$(68)	$113,178

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of June 30, 2022 and December 31, 2021, no allowance for credit losses was recorded. During the six months ended June 30, 2022, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss. The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company’s policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $0.1 million as of June 30, 2022 and December 31, 2021.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid research and development	$820	$5,233
Prepaid expenses	415	1,485
Other current assets	226	240
Total prepaid expenses and other current assets	$1,461	$6,958

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued payroll and other employee benefits	$817	$790
Accrued research and development	373	217
Other	151	143
Total accrued and other current liabilities	$1,341	$1,150

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for on additional period of one year. The base rent payable under the Lease Term will be $22,600 per month and will be subject to annual increase of 3% on each anniversary.

As of June 30, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

2022	$147
2023	449
2024	489
2025	242
Total operating lease payments	1,327
Less: Amount representing interest	(118)
Present value of net minimum lease payments	$1,209
Operating lease liabilities:
Current	347
Non-current	862
Total lease liabilities	$1,209
Weighted-average remaining lease term (in years)	3.0
Weighted-average incremental borrowing rate	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Cash paid included in operating cash flows	$113	$—

Rent expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease	$92	$—	$142	$—
Short-term lease	11	—	46	—
Total rent expense	$103	$—	$188	$—

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of June 30, 2022, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

June 30, 2022
Common stock options granted and outstanding	3,953,390
Reserved for exercise of outstanding stock options	1,552,307
Reserved for vesting of outstanding restricted stock units	1,631
Reserved for future ESPP issuances	230,000
Total	5,737,328

(7) STOCK-BASED COMPENSATION

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

As of June 30, 2022, a total of 3,576,415 shares of the Company’s common stock is authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares available under the 2021 Plan increased by 976,415 shares, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of June 30, 2022, 2,022,477 options had been granted and 1,631 restricted stock units had been awarded under the 2021 Plan, with 1,552,307 shares authorized under the 2021 Plan available for future issuance. As of June 30, 2022, a total of 1,930,913 options had been granted under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the six months ended June 30, 2022:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Vested and expected to vest at December 31, 2021	3,454,374	$6.85	9.42	$19,378
Granted	507,057	$13.08	9.79
Exercised	(8,041)	1.74
Cancelled/Forfeited	—	—
Outstanding at June 30, 2022	3,953,390	$7.66	9.02	$31,633
Vested and exercisable at June 30, 2022	875,657	$5.91	8.80	$8,533
Vested and expected to vest at June 30, 2022	3,953,390	$7.66	9.02	$31,633

The weighted-average grant date fair value of stock option grants was $8.73 per share for the six months ended June 30, 2022. All exercisable options are vested and all outstanding options are vested or expected to vest.

(b)	Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan was available for issuance purposes upon the effectiveness of the ESPP.

(c)	Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.5 - 6.1	5.8 - 6.1	5.5 - 6.1	5.8 - 6.1
Expected volatility	73.8 - 76.5%	68.7 - 69.6%	73.6 - 76.5%	68.7 - 69.6%
Risk-free interest rate	2.5 - 3.4%	1.0 - 1.2%	1.6 - 3.4%	1.0 - 1.2%
Expected dividend	—	—	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$445	$101	$701	$113
General and administrative	779	220	1,547	231
Total	$1,224	$321	$2,248	$344

As of June 30, 2022, there was approximately $14.8 million of total unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

(d)	Restricted Stock Units

A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2022 was as follows:

	Units	Weighted- Average Grant Date Fair Value Per Unit
Unvested restricted stock units as of December 31, 2021	–	–
Granted	1,631	$12.26
Vested	–	–
Forfeited	–	–
Unvested restricted stock units as of June 30, 2022	1,631	$12.26

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. Restricted stock units awarded by the Company vest in equal amounts annually over two years.

As of June 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $20,000, which is expected to be recognized over the remaining weighted-average vesting period of 2.0 years.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
	(unaudited)
Operating expenses:
Research and development	$8,363	$4,327	$4,036
General and administrative	3,852	1,447	2,405
Total operating expenses	12,215	5,774	6,441
Loss from operations	(12,215)	(5,774)	(6,441)
Other income (expense):
Interest income	230	2	228
Other expense	(6)	(3)	(3)
Total other income (expense)	224	(1)	225
Net loss	$(11,991)	$(5,775)	$(6,216)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $8.4 million compared to $4.3 million for the three months ended June 30, 2021. The increase of $4.0 million was primarily due to our ongoing Phase 2b/Phase 3 trial causing increases of $3.3 million in clinical costs, $1.0 million in payroll costs, $0.3 million in stock-based compensation and $0.2 million in other miscellaneous costs, partially offset by lower contract manufacturing costs of $0.6 million and preclinical costs of $0.2 million.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2022 were $3.9 million compared to $1.4 million for the three months ended June 30, 2021. The increase of $2.4 million was primarily due to becoming a public company and hiring additional employees causing increases of $0.9 million in professional services related to other consulting expenses, corporate legal fees, audit and accounting services and $0.7 million in insurance expenses, in addition to $0.2 million in payroll costs and stock-based compensation of $0.6 million.

Total Other Income (Expense)

Other income for the three months ended June 30, 2022 was $0.2 million compared to other expense of $1,000 for the three months ended June 30, 2021. The change of $0.2 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended June 30, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
	(unaudited)
Operating expenses:
Research and development	$15,618	$6,523	$9,095
General and administrative	7,615	2,031	5,584
Total operating expenses	23,233	8,554	14,679
Loss from operations	(23,233)	(8,554)	(14,679)
Other income (expense):
Interest income	338	2	336
Other expense	(6)	(4)	(2)
Total other income (expense)	332	(2)	334
Net loss	$(22,901)	$(8,556)	$(14,345)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $15.6 million compared to $6.5 million for the six months ended June 30, 2021. The increase of $9.1 million was primarily due to initiating our Phase 2b/Phase 3 trial causing increases of $5.4 million in clinical costs, $1.8 million in contract manufacturing costs, $1.6 million in payroll costs, $0.6 million in stock-based compensation and $0.3 million in other miscellaneous costs, partially offset by lower preclinical costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2022 were $7.6 million compared to $2.0 million for the six months ended June 30, 2021. The increase of $5.6 million was primarily due to becoming a public company causing increases of $1.3 million in insurance expenses and $2.3 million in professional services related to other consulting expenses, corporate legal fees, audit and accounting services, as well as increases of $0.7 million in payroll costs and $1.3 million in stock-based compensation.

Total Other Income (Expense)

Other income for the six months ended June 30, 2022, was $0.3 million compared to other expense of $2,000 for the six months ended June 30, 2021. The change of $0.3 million was due to interest earned on our cash and cash equivalents and short-term investments for the six months ended June 30, 2022.

Liquidity and Capital Resources

From our inception through June 30, 2022, we have received aggregate net proceeds of $79.4 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand as of June 30, 2022 of $152.0 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of June 30, 2022, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(14,537)	$(7,780)
Net cash used in investing activities	(12,205)	(40)
Net cash provided by financing activities	2	62,397
Net (decrease) increase in cash and cash equivalents	$(26,740)	$54,577

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $14.5 million, consisting primarily of our net loss incurred during the period of $22.9 million adjusted for non-cash charges of $2.2 million for stock-based compensation expense and $6.2 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $5.5 million increase in prepaid expenses and other current assets, a $1.1 million increase in accounts payable and accrued and other current liabilities, partially offset by a $0.4 million decrease in other long-term assets.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 of $12.2 million was comprised of purchases of short-term investments of $71.8 million, partially offset by sales and maturities of short-term investments of $59.7 million and purchases of property and equipment of $0.2 million.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the six months ended June 30, 2022 and 2021.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the six ended June 30, 2022 and 2021.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the six months ended June 30, 2022 and 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $22.9 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $59.3 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of June 30, 2022, we had cash and cash equivalents and short-term investments of $152.0 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

* We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a DPI, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation delays for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers, in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons and have experienced site initiation delays as a result of COVID-19, including as a result of staff shortages and short-term interruptions at clinical trial sites, and the prioritization of COVID-19 research and treatment matters by hospitals and academic institutions. In December 2021, we announced initiation of our Phase 2b/Phase 3 clinical trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation delays for the Phase 2b portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development. In particular, we expect that AV-101 will face competition from prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics), which are existing drug products indicated for the treatment of PAH, potential new entrants such as sotatercept (Acceleron Pharma, Inc.), a wholly-owned subsidiary of Merck & Co., Inc., or Merck, rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.), as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. On May 24, 2022, United Therapeutics announced the approval of Tyvaso DPI for the treatment of PAH (WHO Group 1) and pulmonary hypertension associated with interstitial lung disease (PH-ILD; WHO Group 3). On November 8, 2021, Liquidia Corporation announced that they received tentative approval for the treatment of PAH to improve exercise ability in adult patients with New York Heart Association (NYHA) Functional Class II-III symptoms from the FDA for Yutrepia, a dry powdered formulation of Treprostinil which may receive final approval in October 2022 or earlier upon resolution of on-going litigation with United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral prostanoid product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These collaborations may accelerate competition for AV-101. Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. have announced they intend to develop imatinib for PAH. We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.). Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for AV-101, we will face competition based on many different factors, including the safety and effectiveness of AV-101, the ease with which AV-101 can be administered and the extent to which patients accept the inhaled route of administration, the timing and scope of regulatory approvals for AV-101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, by being more effective, safer, less expensive or marketed and sold more effectively than AV-101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing AV-101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either our proprietary dry-powder formulation of imatinib or the DPI, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug component of AV-101 or the DPI on a clinical or commercial scale. We outsource all manufacturing and packaging of AV-101 to third parties and obtain the DPI from a sole source supplier, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. For example, since the beginning of the pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, has placed strain on manufacturing supply chains and may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. In particular, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

Risks Related to Our Intellectual Property

We have two issued U.S. patents and many pending patent applications with respect to AV-101 (of which two have recently received a notice of allowance). We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing imatinib in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

As of August 12, 2022, we had 25 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize AV-101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
10.1	Lease, dated April 26, 2022, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on April 29, 2022) .
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*	Filed herewith.

+	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROVATE THERAPEUTICS, INC

Date: August 15, 2022	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)

