Form 10-Q
period 2022-09-30
Aerovate Therapeutics, Inc.
filed 2022-11-14
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-40544

AEROVATE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1377888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

930 Winter Street, Suite M-500
Waltham, MA	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 443-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AVTE	The Nasdaq Global Market

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

As of November 10, 2022, the registrant had 24,605,073 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension (PAH), the patient populations that AV-101 targets may be particularly susceptible to COVID-19 and its variants, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we continue to encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have four issued U.S. patents, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We are currently conducting, and may in the future conduct, clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding our expectations for site activation and enrollment, the timing of completion of studies or trials, and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV 101 outside the United States;
●	the rate and degree of market acceptance of AV 101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,419	$54,197
Short-term investments	120,159	113,178
Prepaid expenses and other current assets	2,578	6,958
Total current assets	145,156	174,333
Property and equipment, net	330	186
Operating lease right-of-use assets	1,094	542
Other long-term assets	1,076	302
Total assets	$147,656	$175,363

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,541	$1,208
Accrued and other current liabilities	2,785	1,150
Operating lease liabilities	379	192
Total current liabilities	7,705	2,550
Operating lease liabilities, net of current portion	800	382
Other liabilities	13	13
Total liabilities	8,518	2,945

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively; 24,506,390 and 24,410,393 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	212,788	208,867
Accumulated other comprehensive loss	(771)	(59)
Accumulated deficit	(72,881)	(36,392)
Total stockholders’ equity	139,138	172,418
Total liabilities and stockholders’ equity	$147,656	$175,363

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$10,783	$3,418	$26,401	$9,941
General and administrative	3,369	2,782	10,984	4,813
Total operating expenses	14,152	6,200	37,385	14,754
Loss from operations	(14,152)	(6,200)	(37,385)	(14,754)
Other income (expense):
Interest income	560	16	898	18
Other income (expense)	4	—	(2)	(4)
Total other income	564	16	896	14
Net loss	$(13,588)	$(6,184)	$(36,489)	$(14,740)
Comprehensive loss:
Net loss	$(13,588)	$(6,184)	$(36,489)	$(14,740)
Other comprehensive loss:
Unrealized gain (loss) on securities	14	—	(712)	—
Comprehensive loss	$(13,574)	$(6,184)	$(37,201)	$(14,740)
Net loss per share, basic and diluted	$(0.56)	$(0.26)	$(1.49)	$(1.80)
Weighted-average shares of common stock outstanding, basic and diluted	24,454,786	23,885,017	24,425,390	8,180,359

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series A		Series Seed
	Redeemable		Redeemable					Accumulated		Total
	Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2021	—	$—	—	$—	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	—	—	—	—	(585)	—	(585)
Stock based compensation	—	—	—	—	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	—	—	—	—	(10,910)	(10,910)
Balance at March 31, 2022	—	$—	—	$—	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947
Unrealized loss on investments	—	—	—	—	—	—	—	(141)	—	(141)
Stock based compensation	—	—	—	—	—	—	1,224	—	—	1,224
Issuance of common stock upon exercise of stock options	—	—	—	—	8,041	—	14	—	—	14
Net loss	—	—	—	—	—	—	—	—	(11,991)	(11,991)
Balance at June 30, 2022	—	$—	—	$—	24,418,434	$2	$211,129	$(785)	$(59,293)	$151,053
Unrealized gain on investments	—	—	—	—	—	—	—	14	—	14
Stock based compensation	—	—	—	—	—	—	1,499	—	—	1,499
Issuance of common stock upon exercise of stock options	—	—	—	—	87,956	—	160	—	—	160
Net loss	—	—	—	—	—	—	—	—	(13,588)	(13,588)
Balance at September 30, 2022	—	$—	—	$—	24,506,390	$2	$212,788	$(771)	$(72,881)	$139,138

	Series A		Series Seed
	Redeemable		Redeemable					Accumulated		Total
	Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$—	$63	$—	$(13,407)	$(13,344)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $13	4,224,274	7,983	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	13	—	—	—	—	—	—	(13)	(13)
Stock based compensation	—	—	—	—	—	—	23	—	—	23
Net loss	—	—	—	—	—	—	—	—	(2,781)	(2,781)
Balance at March 31, 2021	10,713,808	$20,281	4,000,000	$4,000	243,076	$—	$86	$—	$(16,201)	$(16,115)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $9	29,338,346	55,529	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	9	—	—	—	—	—	—	(9)	(9)
Stock based compensation	—	—	—	—	—	—	321	—	—	321
Net loss	—	—	—	—	—	—	—	—	(5,775)	(5,775)
Balance at June 30, 2021	40,052,154	$75,819	4,000,000	$4,000	243,076	$—	$407	$—	$(21,985)	$(21,578)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(40,052,154)	(75,819)	(4,000,000)	(4,000)	14,182,854	1	79,818	—	—	79,819
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,984,463	1	126,945	—	—	126,946
Stock based compensation	—	—	—	—	—	—	845	—	—	845
Net loss	—	—	—	—	—	—	—	—	(6,184)	(6,184)
Balance at September 30, 2021	—	$—	—	$—	24,410,393	$2	$208,015	$—	$(28,169)	$179,848

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(36,489)	$(14,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,747	1,189
Depreciation and amortization expense	48	7
Accretion of discounts and amortization of premiums on investments, net	(324)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,375	(2,121)
Other long-term assets	(407)	(278)
Accounts payable	3,117	1,654
Accrued and other liabilities	1,635	(33)
Operating lease assets and liabilities, net	41	16
Net cash used in operating activities	(24,257)	(14,306)

Cash flow from investing activities:
Purchases of short-term investments	(97,363)	—
Sales and maturities of short-term investments	89,994	—
Purchases of property and equipment	(191)	(96)
Net cash used in investing activities	(7,560)	(96)

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	—	63,512
Payments for deferred offering costs	(135)	—
Proceeds from exercise of stock options	174	—
Proceeds from issuance of common stock, net of issuance costs	—	127,195
Net cash provided by financing activities	39	190,707

Net (decrease) increase in cash and cash equivalents	(31,778)	176,305
Cash and cash equivalents at the beginning of the year	54,197	4,573
Cash and cash equivalents at the end of the period	$22,419	$180,878

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$765	$583
Deferred offering costs included in accounts payable	$149	$250
Purchases of property and equipment in accounts payable	$—	$34

See accompanying notes to unaudited interim condensed consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF OPERATIONS

(a) Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a clinical stage biopharmaceutical company that is focused on the development of drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. The Company’s initial focus is on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). The Company initiated a Phase 2b/Phase 3 trial of AV-101 in adult PAH patients in December 2021.

(b) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of September 30, 2022, the Company had cash and cash equivalents and short-term investments of $142.6 million.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

(c) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. The full extent to which the ongoing COVID-19 pandemic will directly or indirectly impact our business, results of operations, and financial condition will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets. Actual results could differ materially from those estimates. Accounting estimates and management judgements reflected in the consolidated financial statements include: normal recurring accruals, including the accrual for research and development expenses, stock-based compensation, fair value of investments, and operating lease right-of-use assets and lease liabilities. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(13,588)	$(6,184)	$(36,489)	$(14,740)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	—	—	(22)
Net loss available to common stockholders	$(13,588)	$(6,184)	$(36,489)	$(14,762)

Denominator:
Weighted-average common stock outstanding, basic and diluted	24,454,786	23,885,017	24,425,390	8,180,359
Net loss per share, basic and diluted	$(0.56)	$(0.26)	$(1.49)	$(1.80)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of September 30,
	2022	2021
Options to purchase common stock	4,152,934	2,800,574
Unvested restricted stock units	22,881	—
	4,175,815	2,800,574

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$17,201	$17,201	$—	$—
Total cash equivalents	17,201	17,201	—	—

Short-term investments
U.S. Treasury bills	25,592	25,592	—	—
Commercial paper	80,188	—	80,188	—
Agency bond	14,379	—	14,379	—
Total short-term investments	120,159	25,592	94,567	—

Total fair value of assets	$137,360	$42,793	$94,567	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$39,653	$39,653	$—	$—
Commercial paper	14,448	—	14,448	—
Total cash equivalents	54,101	39,653	14,448	—

Short-term investments
U.S. Treasury bills	25,135	25,135	—	—
Corporate debt securities	10,715	—	10,715	—
Commercial paper	77,328	—	77,328	—
Total short-term investments	113,178	25,135	88,043	—

Total fair value of assets	$167,279	$64,788	$102,491	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	80,379	2	(193)	80,188
U.S. Treasury bills	2 years or less	26,052	—	(460)	25,592
Agency bond	2 years or less	14,499	—	(120)	14,379
		$120,930	$2	$(773)	$120,159

		As of December 31, 2021
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Corporate debt securities	1 year or less	$10,726	$—	$(11)	$10,715
Commercial paper	1 year or less	77,328	9	(9)	77,328
U.S. Treasury bills	2 years or less	25,183	—	(48)	25,135
		$113,237	$9	$(68)	$113,178

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2022 and December 31, 2021 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of September 30, 2022 and December 31, 2021, no allowance for credit losses was recorded. During the nine months ended September 30, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss. The Company excludes accrued interest from both the fair value and the amortized cost basis of the available-for-sale debt securities for the purposes of identifying and measuring an impairment and to not measure an allowance for expected credit losses for accrued interest receivables. Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. It is the Company’s policy to present the accrued interest receivable balance as part of prepaid expenses and other current assets in the balance sheets. Accrued interest receivable related to short-term investments was $0.1 million as of September 30, 2022 and December 31, 2021.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$2,115	$1,485
Other current assets	331	240
Prepaid research and development	132	5,233
Total prepaid expenses and other current assets	$2,578	$6,958

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued research and development	$1,389	$217
Accrued payroll and other employee benefits	1,142	790
Other	254	143
Total accrued and other current liabilities	$2,785	$1,150

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

As of September 30, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2022	$99
2023	449
2024	489
2025	242
Total operating lease payments	1,279
Less: Amount representing interest	(100)
Present value of net minimum lease payments	$1,179
Operating lease liabilities:
Current	379
Non-current	800
Total lease liabilities	$1,179
Weighted-average remaining lease term (in years)	2.7
Weighted-average incremental borrowing rate	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Cash paid included in operating cash flows	$149	$—

Rent expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease	$112	$—	$254	$—
Short-term lease	—	—	46	—
Total rent expense	$112	$—	$300	$—

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of September 30, 2022, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

September 30, 2022
Common stock options granted and outstanding	4,152,934
Reserved for exercise of outstanding stock options	1,243,557
Reserved for vesting of outstanding restricted stock units	22,881
Reserved for future ESPP issuances	230,000
Total	5,649,372

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

As of September 30, 2022, a total of 3,576,415 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Effective January 1, 2022, the number of shares available under the 2021 Plan increased by 976,415 shares, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of September 30, 2022, 2,309,977 options had been granted and were outstanding under the 2021 Plan, with 1,243,557 shares authorized under the 2021 Plan available for future issuance. As of September 30, 2022, a total of 1,842,957 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the nine months ended September 30, 2022:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2021	3,454,374	$6.85	9.42	$19,378
Granted	794,557	$15.03
Exercised	(95,997)	1.80
Cancelled/Forfeited	—	—
Outstanding at September 30, 2022	4,152,934	$8.53	8.86	$34,148
Vested and exercisable at September 30, 2022	999,256	$6.44	8.62	$10,150
Vested and expected to vest at September 30, 2022	4,152,934	$8.53	8.86	$34,148

The weighted-average grant date fair value of stock option grants was $10.05 per share for the nine months ended September 30, 2022. All exercisable options are vested and all outstanding options are vested or expected to vest.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2022, no shares had been issued under the ESPP, and the full number of shares authorized under the ESPP Plan were available for issuance purposes upon the effectiveness of the ESPP.

(c) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.1	5.2 - 5.8	5.5 - 6.1	5.2 - 6.1
Expected volatility	73.6 - 73.8%	69.4 - 69.5%	73.6 - 76.5%	68.7 - 69.6%
Risk-free interest rate	2.7 - 4.1%	0.9 - 1.1%	1.6 - 4.1%	0.9 - 1.2%
Expected dividend	—	—	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$899	$711	$2,446	$942
Research and development	600	134	1,301	247
Total	$1,499	$845	$3,747	$1,189

As of September 30, 2022, there was approximately $16.9 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

(d) Restricted Stock Units

As of September 30, 2022, 22,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2022 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2021	—	—
Granted	22,881	$22.16
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of September 30, 2022	22,881	$22.16

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of September 30, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.7 years.

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

Overview

We are a clinical stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never was approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 study in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We are enrolling PAH patients in Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our ongoing Phase 2b/Phase 3 trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

We do not have any products approved for sale and have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future.

COVID-19 Pandemic

The global coronavirus disease 2019, or COVID-19, pandemic continues to evolve, and we will continue to monitor the COVID-19 situation. The extent of the impact of the ongoing COVID-19 pandemic and its variants on our business, operations and clinical development timelines, supply chain and plans remains uncertain, and will depend on certain developments, including the duration and spread of the outbreak and the identification of new variants of the virus, which could impact our clinical trials, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ongoing impacts of COVID-19 has continued to cause site activation and patient enrollment delays for the Phase 2b portion of our trial, which may impact the timing of our release of clinical trial data. The ultimate impact of the ongoing COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. To the extent possible, we are conducting business as usual, with only necessary or advisable modifications to employee travel.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change

	(unaudited)
Operating expenses:
Research and development	$10,783	$3,418	$7,365
General and administrative	3,369	2,782	587
Total operating expenses	14,152	6,200	7,952
Loss from operations	(14,152)	(6,200)	(7,952)
Other income:
Interest income	560	16	544
Other income	4	—	4
Total other income	564	16	548
Net loss	$(13,588)	$(6,184)	$(7,404)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $10.8 million compared to $3.4 million for the three months ended September 30, 2021. The increase of $7.4 million was primarily due to our ongoing

Phase 2b/Phase 3 trial causing increases of $4.9 million in clinical costs, $1.9 million in headcount related costs, $0.3 million in contract manufacturing costs, and $0.3 million in other miscellaneous costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 were $3.4 million compared to $2.8 million for the three months ended September 30, 2021. The increase of $0.6 million was primarily due to being a public company causing increases of $0.3 million in headcount related costs, $0.2 million in professional services related to insurance, corporate legal fees, audit and accounting services, and $0.1 million in other miscellaneous costs.

Total Other Income

Other income for the three months ended September 30, 2022 was $0.6 million compared to $16.0 thousand for the three months ended September 30, 2021. The change of $0.6 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021 (Unaudited)

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change

	(unaudited)
Operating expenses:
Research and development	$26,401	$9,941	$16,460
General and administrative	10,984	4,813	6,171
Total operating expenses	37,385	14,754	22,631
Loss from operations	(37,385)	(14,754)	(22,631)
Other income:
Interest income	898	18	880
Other expense	(2)	(4)	2
Total other income	896	14	882
Net loss	$(36,489)	$(14,740)	$(21,749)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $26.4 million compared to $9.9 million for the nine months ended September 30, 2021. The increase of $16.5 million was primarily due to initiating our Phase 2b/Phase 3 trial causing increases of $10.3 million in clinical costs, $4.2 million in headcount related costs, $2.1 million in contract manufacturing costs, and $0.5 million in other miscellaneous costs, offset by lower preclinical costs of $0.6 million.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 were $11.0 million compared to $4.8 million for the nine months ended September 30, 2021. The increase of $6.2 million was primarily due to being a public company causing increases of $3.0 million in professional services related to insurance, corporate legal fees, audit and accounting services, $2.3 million in headcount related costs, and $0.9 million in other miscellaneous costs.

Total Other Income (Expense)

Other income for the nine months ended September 30, 2022, was $0.9 million compared to $14.0 thousand for the nine months ended September 30, 2021. The change of $0.9 million was due to interest earned on our cash and cash equivalents and short-term investments for the nine months ended September 30, 2022.

Liquidity and Capital Resources

From our inception through September 30, 2022, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

At-the-Market Offering

On August 15, 2022, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of September 30, 2022, no shares were sold under the Sale Agreement.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand as of September 30, 2022 of $142.6 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of September 30, 2022, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the nine months ended September 30, 2022 and 2021 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(24,257)	$(14,306)
Net cash used in investing activities	(7,560)	(96)
Net cash provided by financing activities	39	190,707
Net (decrease) increase in cash and cash equivalents	$(31,778)	$176,305

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $24.3 million, consisting primarily of our net loss incurred during the period of $36.5 million adjusted for non-cash charges of $3.7 million for stock-based compensation expense and $8.5 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $4.8 million increase in accounts payable and accrued and other current liabilities $4.4 million increase in prepaid expenses and other current assets, offset by a $0.7 million decrease in other long-term assets.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 of $7.6 million was comprised of purchases of short-term investments of $97.4 million, $0.2 million for purchases of property and equipment, offset by sales and maturities of short-term investments of $90.0 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $0.1 million for purchases of property and equipment to support our research activities and leasehold improvements, furniture and fixtures for our office space in Waltham, Massachusetts.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 of $39.0 thousand was comprised of $0.2 million for proceeds on exercises of stock options, offset by $0.1 million for payments of deferred offering costs.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $190.7 million due to $63.5 million in net proceeds received from the First Milestone Closing, Second Milestone Closing and Third Milestone Closing of Series A redeemable convertible preferred stock, net of issuance of costs, and $127.2 million in net proceeds from the issuance of common stock, net of issuance costs, in connection with the closing of the IPO on July 2, 2021.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2022, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2022 and 2021.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2022 and 2021.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the nine months ended September 30, 2022 and 2021. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2022, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We are a clinical-stage biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our initial product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have completed our Phase 1 clinical trial of AV-101. We announced the initiation of our Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT) Phase 2b/Phase 3 clinical trial for AV-101 in adult PAH patients in December 2021. We may explore additional indications for AV-101, but do not intend to conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a new drug application, or NDA, or commercializing any products.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $36.5 million and $14.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $72.9 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Since our inception, we have invested substantially all of our efforts and financial resources in the development of AV-101 to address the core disease processes of PAH. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the clinical development of AV-101, including in connection with our Phase 2b/Phase 3 clinical trial. These expenditures will include costs associated with clinical trials, obtaining regulatory approvals, manufacturing and supply, as well as commercializing AV-101, if approved for sale. Our overall costs have risen due to the delays in site activation and patient enrollment, and due to our increased headcount to mitigate the effects of staff shortages at clinical trial sites and CROs. In addition, other unanticipated costs may arise. Because the outcome of any clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of AV-101.

As of September 30, 2022, we had cash and cash equivalents and short-term investments of $142.6 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, spread to most countries across the world, including all 50 states within the United States. The COVID-19 pandemic is evolving, with new variants of the SARS-CoV-2 virus identified, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, vaccine mandates and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners, including our preclinical studies or clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, developments or perceptions regarding the safety of vaccines, new information concerning the severity of the coronavirus and any additional preventative and protective actions taken to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally, including the identification of new variants of COVID-19, could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in our ongoing Phase 2b/Phase 3 clinical trial of AV-101. To date, we have experienced delays in activating new trial sites and in enrolling patients due to staff shortages and short-term interruptions at clinical trial sites and contract resource organizations, or CROs. These delays may also impact our ability to release data within our anticipated timeframe.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the ongoing COVID-19 pandemic has to patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in clinical trials is dependent upon clinical trial sites which could be and have been adversely affected by global health matters, such as pandemics. We are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in geographies which are currently affected by the COVID-19 pandemic. Some factors from the ongoing

COVID-19 pandemic that have the potential to delay or otherwise adversely affect site activation and patient enrollment in the clinical trials of AV-101, as well as our business generally, include:

●	the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	limitations on travel that could interrupt key trial and business activities, such as clinical trial site activation and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
●	the potential negative affect on the operations of our third-party manufacturers;
●	ongoing interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, our DPIs and other supplies used in our clinical trials;
●	business disruptions caused by workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments;
●	operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors;
●	changes in local regulations as part of a response to the ongoing COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether; and
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines.

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

*We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a DPI, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 may not be predictive of future trial results for AV-101.

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation and patient enrollment delays for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers, in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

*We have experienced and may in the future encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have experienced and may in the future experience difficulties in site activation delays and patient enrollment in our clinical trials for a variety of reasons as a result of staff shortages and short-term interruptions at clinical trial sites and CROs. We are activating new sites and enrolling patients in IMPAHCT, our ongoing Phase 2b/Phase 3 clinical trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH with a target enrollment of 200 patients in the Phase 2b portion. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing staff shortages and short-term interruptions at clinical trial sites and CROs that continue to cause site activation and patient enrollment delays for the Phase 2b portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

Our overall costs have risen due to the delays in site activation and patient enrollment, and due to our increased headcount to mitigate the effects of staff shortages at clinical trial sites and CROs. Additional delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing or any future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of AV-101.

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

Further, we are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in adult PAH patients globally. This presents additional risks that may delay completion of our clinical trial. These risks include a delay in obtaining or a failure to obtain, regulatory authorization to commence a trial in each country where we plan to conduct the trial, the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development. In particular, we expect that AV-101 will face competition from prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics), which are existing drug products indicated for the treatment of PAH, potential new entrants such as sotatercept (Acceleron Pharma, Inc.), a wholly-owned subsidiary of Merck & Co., Inc., or Merck, rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.), as well as generic equivalents of Tyvaso following the expiry of Tyvaso’s patent in 2018. On October 15, 2018, United Therapeutics Corporation, or United Therapeutics, and MannKind closed their worldwide exclusive licensing and collaboration agreement for the development and commercialization of a dry powder formulation of treprostinil. Under the agreement, United Therapeutics will be responsible for global development, regulatory and commercial activities. MannKind will manufacture clinical supplies and initial commercial supplies of the product while long-term commercial supplies will be manufactured by United Therapeutics. On May 24, 2022, United Therapeutics announced the approval of Tyvaso DPI for the treatment of PAH (WHO Group 1) and pulmonary hypertension associated with interstitial lung disease (PH-ILD; WHO Group 3). On November 8, 2021, Liquidia Corporation announced that they received tentative approval for the treatment of PAH to improve exercise ability in adult patients with New York Heart Association (NYHA) Functional Class II-III symptoms from the FDA for Yutrepia, a dry powdered formulation of Treprostinil; however, a final approval will require resolution of on-going litigation with United Therapeutics. Additionally, we are aware that Arena Pharmaceuticals, Inc., or Arena, has commenced a Phase 3 trial evaluating ralinepag, an oral prostanoid product for the treatment of patients suffering from PAH. On January 24, 2019, Arena and United Therapeutics closed on a global license agreement for ralinepag. Under the agreement, United Therapeutics is now responsible for the development, manufacture and commercialization of ralinepag. These collaborations may accelerate competition for AV-101. Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. have announced they intend to develop imatinib for PAH. We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck), rodatristat ethyl (Altavant Sciences, Inc.) and/or, seralutinib (Gossamer Bio, Inc.). Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources and experience than we do. If we successfully obtain approval for AV-101, we will face competition based on many different factors, including the safety and effectiveness of AV-101, the ease with which AV-101 can be administered and the extent to which patients accept the inhaled route of administration, the timing and scope of regulatory approvals for AV-101, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, by being more effective, safer, less expensive or marketed and sold more effectively than AV-101. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing AV-101. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

Risks Related to Our Intellectual Property

We have four issued U.S. patents, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own four issued U.S. patents with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

We are currently conducting, and may in the future conduct, clinical trials for AV-101 outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We have initiated a global Phase 2b/Phase 3 clinical trial of AV-101 in adult PAH patients. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

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
●	the United States federal civil monetary penalty and civil and criminal false claims laws, including the civil federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the United States federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the United States federal government. Pharmaceutical manufacturers can cause false claims to be presented to the United States federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the United States federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	the United States Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	analogous United States state laws, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives;
●	the United States Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, United States companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our current or future product candidates or additional pricing pressures. In particular any policy changes through CMS as well as local state Medicaid programs could have a significant impact on our business.

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

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Risks Related to Employee Matters and Managing Growth

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of November 11, 2022, we had 33 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize AV-101. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2021, we had federal net operating loss (NOL) carryforwards of approximately $32.6 million and are accruing additional net operating losses in calendar year 2022, which will be added to the net operating loss carryover balance once the current year is completed. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020.

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

*Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our development of AV-101 and future product candidates, as well as our business and results of operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA. The CDPA will become effective January 1, 2023. The CDPA will regulate how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests. Such proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, or PIPL, which took effect on November 1, 2021. PIPL raises the protection requirements for processing personal information, and many specific requirements of the PIPL remain to be clarified. Fines for PIPL violations range from $7.7 million to up to 5% of the infringing company’s previous year’s revenues. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Public Offering of Common Stock

On July 2, 2021, we closed our initial public offering, or IPO, in which we issued and sold 9,984,463 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,302,321 additional shares of common stock, at a public offering price of $14.00 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-256949), which was declared effective by the SEC on June 29, 2021, or the Prospectus. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as joint book-running managers for the IPO. The aggregate gross proceeds to us from our IPO, inclusive of the over-allotment exercise, were $139.8 million.

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

AEROVATE THERAPEUTICS, INC

Date: November 14, 2022	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)