Form 10-K
period 2022-12-31
Aerovate Therapeutics, Inc.
filed 2023-03-29
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-40544

Aerovate Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-1377888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

930 Winter Street, Suite M-500
Waltham, MA 02451	02451
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 443-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	AVTE	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022 (the last business day of the Registrant’s most recently completed second quarter) the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $157.3 million, based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market of $15.63 per share. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2023 was 24,812,418.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The ongoing COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension, or PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19 and its variants, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we continue to encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have four issued U.S. patents and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We are currently conducting, and may in the future conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, European Medicines Agency, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing global Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	the rate and degree of market acceptance of AV-101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effect of the ongoing COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 clinical trial in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We are enrolling patients in Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our global Phase 2b/Phase 3 trial of AV-101 in adults with PAH, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

PAH is an orphan disease with unmet medical need and is characterized by high pressure in the vessels transporting blood from the right side of the heart to the lungs. This high pressure is caused by abnormal cellular hyperproliferation and resistance to apoptosis, driven by improper signaling in cells of the distal pulmonary arteries, which over time results in narrowing of the pulmonary vessels and forces the heart to work harder to pump blood through the lungs. The severe blood flow restriction and strain on the heart becomes increasingly severe over time and ultimately leads to heart failure that is often fatal. We estimate there are between 30,000-40,000 patients treated with approved PAH therapies in the U.S. alone, many of whom are on two or more approved PAH therapies. It is estimated that the combined global sales for PAH products in 2022 was $6.1 billion. Despite the availability of multiple approved therapies, PAH has a five-year survival rate for newly diagnosed and prevalent patients between 61% and 65%. None of the approved therapies directly address the abnormal cellular hyperproliferation of the pulmonary vasculature that causes the increased resistance to blood flow. We believe that novel treatments that primarily address abnormal cellular hyperproliferation may provide therapeutic benefit to PAH patients and lead to improved quality of life.

Our focus on developing AV-101 is driven by historical results from the Phase 3 IMPRES clinical trial of oral imatinib for the treatment of PAH patients. Oral imatinib is a well-characterized targeted kinase inhibitor and approved oncology treatment, but clinical trials also supported its potential for the treatment of PAH. The Phase 3 IMPRES trial was a placebo-controlled clinical trial of oral imatinib, conducted globally by Novartis, in 202 PAH patients whose disease was not adequately controlled by two or all three classes of approved PAH therapies. After 24 weeks of treatment with oral imatinib, patients achieved on average an increase of 32 meters (p=0.002) compared to placebo in the distance they could walk in six minutes, a measure known as the 6MWD. A key secondary endpoint in the IMPRES trial was pulmonary vascular resistance, or PVR, which is an objective measure of hemodynamic disease severity in PAH patients. After 24 weeks of treatment with oral imatinib, patients achieved an average PVR improvement (reduction) of 32% (p<0.001) compared to placebo with a significant increase in cardiac output (p<0.001). The magnitude of improvement in both 6MWD and PVR is notable because no approved PAH drug has shown such an improvement in a Phase 3 trial on top of at least two background therapies. However, treatment with oral imatinib was also associated with significant tolerability issues and adverse events, including nausea, edema, diarrhea and vomiting. Patients taking oral imatinib also experienced serious adverse events, the most frequent of which were anemia (7%), worsening of pulmonary hypertension (6%), dyspnea (6%), peripheral edema (6%), presyncope (5%), diarrhea (3%), device-related infection (3%), subdural hematoma (2%) and syncope (1%). Despite the clinical effects of oral imatinib 26% of patients on oral imatinib, compared to 7% on placebo, discontinued due to AEs by 24 weeks.

Our company was formed to develop an inhaled formulation of imatinib as a means of delivering therapeutically relevant drug concentrations to the lungs while minimizing systemic exposure, which we believe is the source of the observed intolerability of oral imatinib. We have brought together leaders both in the field of PAH drug development as well as in the area of inhaled drug formulation to invent AV-101, a drug/device combination designed to deliver imatinib directly to the lungs. We have completed a Phase 1 clinical trial of AV-101 in 82 healthy adults. Repeat inhaled doses of up to 90 mg were well-tolerated and resulted in systemic plasma levels that were below those observed with the 400 mg oral dose of imatinib (Gleevec) used in the IMPRES trial. According to pharmacokinetic models of lung exposure to imatinib as applied to our Phase 1 dose range, the predicted lung concentrations of imatinib delivered by AV-101 overlapped or surpassed those predicted from the 400 mg dose of oral imatinib in our Phase 1 clinical trial. There were no serious adverse events associated with AV-101. The most common adverse event was a transient cough primarily in the highest dose cohort, which was generally mild, and resolved within 30 minutes of dosing. There were no discontinuations due to cough. The intended Phase 2b dose range with AV-101 will only include doses that use 40% or less of the amount of dry powder that was inhaled at the highest Phase 1 dose and, based on the results of our Phase 1 clinical trial and our modeling, we expect lung concentrations of imatinib delivered by AV-101 in the 35 mg and 70 mg doses, both twice a day, or BID, selected for the Phase 2b portion of our Phase 2b/Phase 3 trial to overlap or surpass the lung concentrations predicted with the 400 mg oral dose in our Phase 1 clinical trial, which was the same target dose used in the Phase 3 IMPRES trial.

In December 2021, we announced the initiation of IMPAHCT, our global double-blinded, placebo-controlled, randomized Phase 2b/Phase 3 trial of AV-101 in adults with PAH taking at least two background therapies. We are enrolling patients in the Phase 2b portion of this trial and will enroll approximately 200 PAH patients. The Phase 2b portion of the trial is designed to assess safety, tolerability and inform dose selection for the Phase 3 portion using changes in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint. We will measure 6MWD as a secondary endpoint in the Phase 2b portion of this trial. We anticipate that topline data from the Phase 2b portion of this trial will be available in the fourth quarter of 2023 or first quarter of 2024. In the Phase 3 portion of the trial improvement in 6MWD will be the primary endpoint. If the results of the Phase 3 trial show a statistically significant increase in 6MWD, we plan to submit a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA, and Marketing Authorisation Application, or MAA, with the European Commission for AV-101 for the treatment of PAH. These applications will leverage the existing safety data for Gleevec oral tablets allowing the company to save time and money. If AV-101 is approved, we believe it has the potential to become an important addition to existing therapies for PAH in both the United States and Europe.

We are pursuing a clinical development program utilizing established endpoints for development of previous PAH drugs, as well as enrollment criteria and dosing duration previously studied in oral imatinib PAH trials. At our April 14, 2021 end-of-Phase 1 meeting with the FDA, we received regulatory guidance that our clinical program could support an NDA submission; however, the process of clinical development is inherently uncertain and there can be no guarantee that we will obtain marketing approval. AV-101 has been granted orphan drug designation by the FDA and the EMA for the treatment of PAH. We own four issued U.S. patents and several U.S. and foreign patent applications for patent protection of the composition of the aerosol, drug product, manufacturing and methods of use. We retain worldwide commercial rights to AV-101.

Our Team

Our executive management team has extensive experience in the clinical development and the commercialization of orphan drug indications. Timothy P. Noyes, our Chief Executive Officer, was a senior executive at GelTex Pharmaceuticals, Inc., or GelTex, and Genzyme Corporation, or Genzyme, where he headed all launch planning and the commercialization of Renagel, a treatment for hemodialysis patients that resulted in Genzyme’s acquisition of GelTex for more than $1 billion. Benjamin T. Dake, Ph.D., our Founder, President, Chief Operating Officer and Secretary, a cancer biologist, investor and entrepreneur, recognized the potential benefits of developing a lung-targeted imatinib and secured multiple rounds of funding to build the team at Aerovate with experts like Ralph Niven, Ph.D., our Chief Development Officer, who has over 30 years of expertise in translational medicine and inhalation dosage forms, and Hunter Gillies, M.B.Ch.B., our Chief Medical Officer, who has led Phase 2 and Phase 3 PAH trials at Pfizer Inc., or Pfizer, and Gilead Sciences, Inc., or Gilead, and has designed and executed PAH trials with several smaller biotechnology companies. George A. Eldridge, our Chief Financial Officer, has served as CFO for several biotechnology companies, leading four of these companies to the public markets. Marinus Verwijs, our Senior Vice President of CMC, has over 15 years of product development and manufacturing experience. He has worked on multiple commercial products, leading them from clinical product development to NDA filing and commercial launch. Timothy Pigot, our Chief Commercial Officer, has over 25 years of industry experience working to launch and commercialize a range of products over multiple therapeutic areas. Mr. Pigot gained significant experience in PAH during his 12 years at Gilead and 11 years at Pfizer, where his responsibilities included the launches of Revatio and Letairis for the treatment of PAH. Donna Dea, our Head of Regulatory Affairs, has over 30 years of global regulatory experience designing and implementing regulatory strategies resulting in the approval of treatments for asthma, COPD, rhinitis and others, for which several of these drugs involved inhaled formulations.

Our Strengths

We believe that our company and AV-101 possess the following attributes that may potentially increase the likelihood that we will be successful in developing and commercializing AV-101:

●	Significant efficacy for oral imatinib. In the global Phase 3 IMPRES trial, oral imatinib demonstrated statistically and clinically significant efficacy following 24 weeks of treatment on top of PAH standard of care. These results were notable for achieving statistically significant improvements in the study’s primary efficacy endpoint, 6MWD, and a key secondary endpoint, PVR, but also for hitting statistical significance on other clinically relevant efficacy endpoints on top of standard of care, which included at least two background PAH therapies. The primary endpoint of the Phase 2b portion of our Phase 2b/Phase 3 trial is the change in PVR following 24 weeks of treatment. The primary endpoint of the Phase 3 portion of our Phase 2b/Phase 3 trial is the change in 6MWD following 24 weeks of treatment. Our Phase 2b/Phase 3 trial is designed to treat a similar patient population to the IMPRES trial, patients in WHO Functional Classes II-IV taking at least two background PAH therapies.
●	Distinct PAH treatment mechanism. Unlike all approved treatments for PAH, which act primarily through vasodilation, AV-101 is designed to directly address the abnormal cellular hyperproliferation in the pulmonary vasculature that causes the increased resistance to blood flow and heart failure. We believe AV-101’s mechanism uniquely positions our product candidate, if approved, for combination therapy with existing vasodilator treatments.
●	Adaptive development path. We have designed an innovative global Phase 2b/Phase 3 clinical trial based on an adaptive design that could lead to a potential NDA filing. Our development plan also benefits from our ability to leverage prior toxicology work done with oral imatinib.
●	Improved tolerability based on route of administration. Our inhaled administration is designed to minimize systemic exposure and limit the safety and tolerability concerns observed in the IMPRES trial of oral imatinib in PAH. Our Phase 1 clinical trial results in healthy volunteers demonstrated that plasma levels of imatinib were significantly lower than those observed with the 400 mg oral dose of imatinib used in the IMPRES trial.
●	Expected comparability of concentrations of drug delivered. Based on the results of our Phase 1 clinical trial and our modeling, we expect lung concentrations of imatinib delivered by AV-101 in the 35 mg and 70 mg doses, both BID, selected for the Phase 2b portion of our Phase 2b/Phase 3 trial to overlap or surpass the lung concentrations predicted with the 400 mg oral dose in our Phase 1 clinical trial, which was the same target dose used in the Phase 3 IMPRES trial.
●	Powerful barriers to entry. We have generated strong intellectual property claims and other barriers to entry. We own four issued U.S. patent and several U.S. and foreign patent applications to protect our proprietary imatinib formulation, our drug product and methods of use. In addition, we have obtained exclusive access to a commercially available dry powder delivery device which we believe will create a substantial competitive advantage.
●	Substantial and readily addressable market opportunity. If AV-101 is approved, we believe there is a substantial medical need and market opportunity for combining AV-101 with existing standard of care, which is often two or three background agents. Beyond this base case, we also believe that AV-101, if approved, could benefit a larger group of PAH patients with earlier-stage disease such as those patients receiving only one other PAH therapy.
●	Strong leadership in PAH. Our executive management team has extensive experience in the clinical development of treatments for PAH, including Dr. Gillies who has been developing drugs for PAH for more than 20 years and recently ran the AMBITION trial that established the current first-line PAH combination therapy and Dr. Niven’s experience in manufacturing and development for inhaled small molecules. In addition, our Clinical Advisory Board includes several of the premier thought leaders in PAH who have extensive experience developing drugs and caring for patients suffering from PAH.

Our Strategy

Our strategy is to develop and commercialize AV-101 for patients suffering from PAH. Key elements of our strategy include our plans to:

●	Complete regulatory discussions for AV-101 in the United States and Europe. At our April 14, 2021 end-of-Phase 1 meeting with the FDA, we received regulatory guidance that our Phase 2b/Phase 3 trial, if successful, could support a NDA submission using the change in 6MWD compared to placebo as the primary endpoint in the Phase 3 portion of the trial; however, the process of clinical development is inherently uncertain and there can be no guarantee that we will obtain marketing approval even if we successfully achieve our primary endpoint. We have been granted orphan designation for the treatment of PAH from the FDA and from the European Commission in the European Union. We completed the formal process of seeking scientific advice and regulatory guidance from the European Medicines Agency, or EMA, regarding its requirements for regulatory approval and we believe that, if successful, our existing clinical program could support a MAA submission for regulatory approval in Europe.
●	Advance AV-101 through NDA submission. In December 2021, we announced initiation of IMPAHCT, our Phase 2b/Phase 3 trial of AV-101 in adults with PAH taking at least two approved PAH therapies. The Phase 2b portion of this trial is enrolling patients and will be a dose-ranging trial in which PVR will be the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion and 6MWD will be the primary endpoint.
●	Commercialize AV-101 directly in the United States. If AV-101 is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty sales force focused primarily on pulmonologists and cardiologists treating adult patients suffering from PAH. We will consider entering into collaborations for the development and commercialization of AV-101 in Europe, Asia or other geographic regions, if approved by foreign regulatory authorities.
●	Pursue additional indications for AV-101. We believe that AV-101 could have clinical applications in other groups of PAH patients, such as those with earlier-stage disease who may be receiving only one other PAH therapy. We also may consider the potential use of AV-101 in other types of pulmonary vascular disease.
●	Expand our pipeline by accessing additional product opportunities. We plan to search for additional product opportunities available for license or acquisition that could be supported by the commercial infrastructure we build to successfully launch AV-101 in the United States if it is approved for marketing.

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

Prevalence of PAH and Unmet Need

Based on third-party estimates, the number of PAH patients diagnosed is between 30,000 and 40,000 in the United States with an average age at diagnosis of 53 years old and 65% to 80% of those diagnosed being women. The exact prevalence of PAH worldwide is not known but it has been estimated to be between 10 to 52 cases per million. Many drugs have been developed and made commercially available for the treatment of PAH, such as vasodilators, and it is estimated that the combined global sales for PAH products in 2022 was $6.1 billion. While advances in the treatment of PAH using vasodilatory agents over the last two decades have markedly improved survival, PAH patients still face significant disease burden and premature death. The five-year survival rate for newly diagnosed and prevalent patients is between 61% and 65%. Clearly there is unmet need for new therapies beyond the standard of care.

Limitations of Current Therapies for PAH

The current standard of care in PAH consists of drugs that act primarily as pulmonary vasodilators, which relax the muscles in the pulmonary arterial walls, thereby reducing the degree of blood vessel constriction. Although the current standard of care provides some benefit to patients, it is clear from the pathology of PAH that abnormal cellular hyperproliferation causes progressive narrowing of the pulmonary vasculature. This abnormal hyperproliferation is not addressed by therapies currently used to treat PAH.

Three classes of pulmonary vasodilators are currently used to treat PAH: endothelin receptor antagonists, nitric oxide pathway modulators and prostacyclins.

●	Endothelin Receptor Antagonists. Some treatments currently approved for PAH work by blocking the action of endothelin-1, a potent vasoconstrictor, and are referred to as endothelin receptor antagonists, or ERAs. These drugs include bosentan, macitentan and ambrisentan. All three of these drugs are orally administered and improve blood flow to the lungs as determined by measures of hemodynamics such as pulmonary vascular resistance and cardiac output, which translates to improvements in exercisability as measured by the distance that patients can walk in a fixed period of time (6MWD).
●	Nitric oxide pathway modulators such as PDE5 inhibitors and sGC’s. Nitric oxide is a naturally occurring molecule that is widely recognized as important in a number of biological processes. It causes blood vessels to relax and widen via the second messenger cGMP, resulting in an increase in blood flow. Two common modalities utilize the nitric oxide pathway to result in vasodilation: Phosphodiesterase type 5, or PDE5, inhibitors prevent the breakdown of cGMP and soluble guanylate cyclase stimulators, or sGC’s, increase the production of cGMP independent of nitric oxide. Several oral PDE5 drugs are available, such as sildenafil and tadalafil. Additionally, riociguat is the only sGC approved for PAH.
●	Prostacyclin pathway modulators. Patients with PAH have been shown to have reduced levels of prostacyclin, a naturally occurring lipid that has the effect of relaxing the smooth muscles surrounding arteries, resulting in vasodilation. Prostacyclin analogues, such as iloprost, epoprostenol, and treprostinil, are approved therapies for PAH. Selexipag is an oral prostacyclin-like drug approved for PAH. In addition to the challenges associated with dosing, prostacyclin therapy can be difficult to tolerate. In clinical trials subcutaneous infusion of these agents has shown severe infusion site adverse events requiring narcotics for these symptoms. The oral prostacyclins also have a high incidence of headache and diarrhea, nausea, vomiting, and flushing, which can lead to discontinuations.

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

Our Approach, AV-101

We are developing AV-101 as a drug-device combination product that delivers imatinib directly to the lungs via inhalation. The product consists of capsules of particulate imatinib that will be used in conjunction with a dry powder inhaler device. We believe that delivery of imatinib directly to the lungs will maximize the amount of drug in the targeted tissues while minimizing systemic exposure. Furthermore, we believe that delivering imatinib in this way may improve the tolerability of treatment while maintaining imatinib’s known effects on exercise capacity and hemodynamics. AV-101 has been granted orphan drug designation by the FDA and the European Commission for the treatment of PAH.

Potential of Imatinib to Treat PAH

The molecule in AV-101, imatinib, has demonstrated improvement on the primary and multiple secondary endpoints in a global Phase 3 trial (IMPRES) conducted by Novartis in PAH patients on top of at least two standard of care PAH drugs. However, when administered orally, serious adverse events, and discontinuations were high and the oral version was never approved for PAH. We believe imatinib is unique amongst tyrosine kinase inhibitors for its specificity and potency. At pharmacologically achievable levels, it inhibits only a handful of kinases, such as PDGFR, KIT, DDR and ABL, which have been implicated in PAH disease processes. Other tyrosine kinase inhibitors that target the same binding pocket are more promiscuous. Recent academic focus on kinase inhibition in PAH has been on PDGFR. However, other kinase inhibitors that hit PDGFR also inhibit the closely related SRC and VEGFR kinases. These drugs have been shown to induce or exacerbate PAH. Thus, we believe clinical success with kinase inhibition in PAH is not dictated by inhibiting PDGFR alone, but rather by the overall kinase inhibition profile. We are encouraged that imatinib, the molecule in AV-101, has shown clinical effects in the IMPRES trial, and we believe inhaled delivery of AV-101 limits systemic exposure and may mitigate the tolerability issues observed with oral imatinib.

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

The target dose of oral imatinib in the IMPRES trial was 400 mg/day which is an approved dose of oral imatinib for the treatment of cancers such as chronic myelogenous leukemia, or CML, and metastatic malignant gastrointestinal stromal tumors, or GIST, containing specific genetic alterations. Treatment of PAH patients with 400 mg oral imatinib led to a significant improvement in 6MWD over baseline compared to placebo. This difference was significant at 12 weeks with significance observed at all consecutive timepoints through the end of the trial at 24 weeks, at which point the oral imatinib-treated patients achieved an average improvement of 32 meters vs placebo in the 6MWD (p=0.002). The magnitude of this improvement is notable because no approved PAH drug has shown such an improvement in a Phase 3 trial on top of at least two background therapies. The most recently approved oral PAH drug in the U.S., Uptravi (Selexipag), showed a 12-meter treatment effect in the Phase 3 GRIPHON trial. The patients in this trial were not as heavily treated as those in the IMPRES trial, with one third on double therapy and none on triple therapy. The figure below shows the improvement over time in 6MWD of PAH patients treated with oral imatinib on at least two standard of care therapies as compared to the placebo group in the Phase 3 IMPRES trial.

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

AV-101 Phase 1 Clinical Trial

We have completed a placebo-controlled, randomized, double-blinded, single ascending dose and multiple ascending dose Phase 1 clinical trial of AV-101 in 82 healthy adult volunteers. Doses tested in the single ascending dose, or SAD, portion ranged from 1 to 90 mg of AV-101. A 400 mg dose of oral imatinib was included as a comparator. The multiple ascending dose, or MAD, portion tested 10 mg, 30 mg and 90 mg BID (bis in die; or twice a day) for seven days. The purpose of the trial was to establish safety and tolerability of AV-101 and to demonstrate that systemic levels of AV-101 were lower than oral imatinib.

All doses resulted in lower systemic plasma levels of imatinib compared to those observed following a single 400 mg oral dose. In the figure below, the blue dashed line shows simulated steady state levels of oral imatinib in the blood extrapolated from the 400 mg cohort in the SAD potion of our Phase 1 clinical trial. These levels are consistent with multiple publications on oral imatinib pharmacokinetics. The other lines show the blood concentrations following the final dose of AV-101 in the MAD portion of our Phase 1 clinical trial, on day 7, when steady state concentrations had been achieved.

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

We also predicted lung exposures using a physiologically based pharmacokinetic, or PBPK, model built from a published method to extrapolate lung exposures from blood levels, which was informed by our Phase 1 plasma data. Although there is inherent uncertainty associated with all models that extrapolate data, we expect the exposures of imatinib obtained in the lungs at the dose range we intend to use in the Phase 2b portion of our Phase 2b/Phase 3 trial of 35 mg and 70 mg, all BID, to overlap or surpass lung levels predicted from 400 mg oral imatinib. The dashed blue line in Figure 11 shows lung exposures extrapolated from published steady state PK data and informed by our Phase 1 plasma data for oral imatinib at 400 mg. The solid lines show extrapolated lung levels of AV-101 doses using our PBPK model.

25000
20000
15000
10000
5000
0
Imatinib lungs concentration (ng/ml)
0
12
24
Hours post-dose
70 mg AV-101
35 mg AV-101
10 mg AV-101
400 mg oral

Figure 10. Predicted Phase 2b lung exposures from dosing of 10, 35 and 70 mg AV-101. We expect the lung exposures of imatinib delivered by AV-101 in the dose range to overlap or surpass the predicted lung exposures from 400 mg oral imatinib

Safety and Tolerability in Phase 1 Clinical Trial

There were no serious adverse events reported in our Phase 1 clinical trial. Adverse events reported in the Phase 1 clinical trial were classified as mild or moderate. There were no changes in vital signs including pulmonary function testing and oxygen saturations. Of the less severe adverse events, there was one discontinuation at the highest dose due to vomiting and the most frequent adverse event was a cough that was reported in 55% of volunteers at the highest 90 mg dose. This cough was transient, predominantly mild in nature, resolved on its own within 30 minutes and did not lead to any discontinuations. We believe that the cough may be a function of the total amount of powder delivered in the high Phase 1 dose. The intended dosing for the Phase 2b/Phase 3 trial will use less than 40% of the amount of powder that was inhaled at the highest Phase 1 dose. The figure below shows the adverse events reported in our Phase 1 MAD trial of AV-101 in healthy volunteers.

Figure 11. Adverse events reported in the Phase 1 MAD trial of AV-101 in healthy volunteers

We submitted to the FDA summaries of the safety and tolerability findings from our Phase 1 clinical trial along with the systemic plasma levels for the participants from the trial. We also submitted information on our drug substance and drug product. At our April 2021 meeting, we reached alignment with the FDA that our Phase 2b/Phase 3 trial design was acceptable and could, if successful with strong results, support a NDA submission using the change in 6MWD compared to placebo over 24 weeks as the primary endpoint in the Phase 3 portion of our trial.

AV-101 Phase 2b/Phase 3 IMPAHCT: Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial

In December 2021, we announced the initiation of IMPAHCT, our global Phase 2b/Phase 3 trial in adults with Functional Class II through Class IV PAH with inadequate disease control on at least two approved PAH therapies. This clinical trial, currently enrolling patients in the Phase 2b portion, will establish the target dose in the Phase 2b portion then continue into a Phase 3 efficacy trial using the selected dose. The Phase 2b portion of this double-blind, placebo-controlled randomized trial is designed to assess safety and tolerability using change in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint to inform the selection of the appropriate dose for the Phase 3 portion of the trial. Change in 6MWD compared to placebo will be a secondary endpoint, and all efficacy endpoints will be measured following 24 weeks of treatment. The Phase 3 portion of the trial will use the change in 6MWD compared to placebo at 24 weeks as the primary endpoint. Secondary endpoints in the Phase 2b/Phase 3 trial will include N-terminal pro B-type natriuretic peptide, or NT-proBNP, a biomarker associated with heart failure; hemodynamic parameters; clinical worsening; clinical improvement; change in functional class; change in risk score; and quality of life measures. All patients completing the Phase 2b or Phase 3 portions will be invited to enter a long-term extension trial of AV-101.

Phase 2b/Phase 3 Enrollment and Timing

The Phase 2b/Phase 3 trial employs an operationally seamless, adaptive design consisting of three parts.

●	We are currently in Part 1, which is the Phase 2b enrollment portion of the trial. Approximately 200 patients will be enrolled across four treatment arms, which include three dose groups of AV-101 and one placebo group. The primary endpoint is the change in PVR compared to placebo at 24 weeks. Data from the Phase 2b portion will inform the selection of an optimal dose of AV-101 for Phase 3. We anticipate that topline Phase 2b data will be available in fourth quarter of 2023 or the first quarter of 2024.
●	Part 2 begins as soon as enrollment completes in the Phase 2b portion of the trial. This second part signifies the start of enrollment in the Phase 3 portion of the trial. We expect to complete enrollment of the Phase 2b portion of the trial in the middle of 2023 and commence enrollment of the Phase 3 portion thereafter.
●	Part 3 begins once the optimal dose is selected and will then only enroll across two treatment arms, the optimal dose of AV-101 and the placebo arm. Once the final patient enrolled has completed 24 weeks on study, the Phase 3 portion of the trial is complete.

Figure 12. Design of the Phase 2b/Phase 3 trial of AV-101 in adults with PAH

If the results of the Phase 3 portion of this trial show a statistically significant and potentially clinically meaningful benefit in 6MWD, we plan to submit a NDA, with the FDA for AV-101 for the treatment of PAH.

Confirmation of the Potential of Antiproliferative Medicines as a Novel Class of PAH Therapeutics

Although no approved PAH therapy directly addresses the underlying cell proliferation that leads to increased pulmonary arterial pressure, the concept behind targeting cell proliferation to treat PAH is not new. The most advanced investigational antiproliferative compound in the clinic is sotatercept, a molecule that blocks signaling of members of the TGF-beta family of growth factors. Results from a Phase 3 clinical trial in PAH showed that sotatercept led to a statistically significant improvement in 6MWD with a safety profile reported to be generally consistent with what was observed with sotatercept in the previous Phase 2 study, providing further support for the therapeutic potential of antiproliferative product candidates in PAH. We are encouraged by these results as they provide independent confirmation of the importance of antiproliferative products as a potentially broad class of PAH therapeutics to complement vasodilators. Similar to the vasodilator field, we believe that PAH patients may benefit from treatment with multiple antiproliferative therapies directed against different targets.

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

Release and stability testing to date supports stability of at least 36 months for API under ambient conditions and supports stability of at least 30 months for drug product also under ambient conditions.

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

Our Chief Executive Officer and Chief Commercial Officer have significant commercial experience, but beyond that we have not yet established a sales and marketing organization. We intend to recruit our own specialty sales force in the United States focused on promoting AV-101. We plan to target our marketing and sales efforts to pulmonologists and cardiologists who specialize in treating PAH. We believe a specialty sales force of approximately 75-100 representatives, supported by reimbursement specialists and a medical affairs team, will enable us to call on the pulmonologists and cardiologists who specialize in treating PAH.

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

Our intellectual property portfolio includes issued patents in the United States, pending patent applications in the United States, under the Patent Cooperation Treaty (PCT international applications), and in commercially relevant foreign jurisdictions for our products. The PCT international applications preserve all of our rights to file patent applications in commercially relevant foreign jurisdictions for our products. As of March 27, 2023, we own four U.S. patents, eight U.S. patent applications, three pending PCT international applications, and twenty foreign patent applications. Our U.S. patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent term that may be available and assuming that the filed patent applications will issue as patents. Our foreign patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent terms that may be available and assuming that filed applications will issue as patents and that the foreign patent terms are calculated similarly to the calculation of U.S. patent terms for the corresponding U.S. portion of the patent portfolio. Our patent portfolio is summarized in the following table.

APPLICATION/ PATENT NO.	RELATED PRODUCT	PROTECTION SOUGHT	PROJECTED EXPIRATION*	JURISDICTION
62/849,054	AV-101	Composition of Matter; Use	N/A	US
11,229,650	AV-101	Composition of Matter; Use	5/14/2040	US
17/582,599	AV-101	Composition of Matter; Use	5/14/2040	US
PCT/US20/32872	AV-101	Composition of Matter; Use; Process	N/A	International PCT
62/849,056	AV-101	Composition of Matter; Use	N/A	US
11,298,355	AV-101	Composition of Matter; Use	5/14/2040	US
62/849,058	AV-101	Process	N/A	US
11,413,289	AV-101	Process	5/14/2040	US
17/887,866	AV-101	Process	5/14/2040	US
62/849,059	AV-101	Composition of Matter; Use	N/A	US
16/874,128	AV-101	Composition of Matter; Use	5/14/2040	US
62/877,575	AV-101	Composition of Matter; Process	N/A	US
16/874,143	AV-101	Composition of Matter; Process	5/14/2040	US
62/942,408	AV-101	Composition of Matter; Use	N/A	US
11,464,776	AV-101	Composition of Matter; Use	5/14/2040	US
17/963,607	AV-101	Composition of Matter; Use	5/14/2040	US
62/984,037	AV-101	Use; Kit	N/A	US
16/874,168	AV-101	Use; Kit	5/14/2040	US
17/685,704	AV-101	Use; Kit	5/14/2040	US
62/958,481	AV-101	Use	N/A	US
16/874,190	AV-101	Use	5/14/2040	US
PCT/US20/32874	AV-101	Use	N/A	International PCT
20806763.7	AV-101	Use	N/A	Europe
63/117,258	AV-101	Composition of Matter; Combination Products; Use	N/A	US
63/150,731	AV-101	Composition of Matter; Combination Products; Use	N/A	US
PCT/US21/60526	AV-101	Composition of Matter; Combination Products; Use	N/A	International PCT
63/149,446	AV-101	Process; Composition of Matter	N/A	US
PCT/US22/16422	AV-101	Process; Composition of Matter	N/A	International PCT
20806383.4	AV-101	Composition of Matter; Use; Process	N/A	Europe
202080051359.5	AV-101	Composition of Matter; Use; Process	5/14/2040	China
2021-568694	AV-101	Composition of Matter; Use; Process	5/14/2040	Japan
2020274521	AV-101	Composition of Matter; Use; Process	5/14/2040	Australia
3140641	AV-101	Composition of Matter; Use; Process	5/14/2040	Canada
288111	AV-101	Composition of Matter; Use; Process	5/14/2040	Israel
202117055928	AV-101	Composition of Matter; Use; Process	5/14/2040	India
11202112719X	AV-101	Composition of Matter; Use; Process	5/14/2040	Singapore
10-2021-7041312	AV-101	Composition of Matter; Use; Process	5/14/2040	Republic of Korea

MX/A/2021/104029	AV-101	Composition of Matter; Use; Process	5/14/2040	Mexico
BR1120210230149	AV-101	Composition of Matter; Use; Process	5/14/2040	Brazil
2021/09070	AV-101	Composition of Matter; Use; Process	5/14/2040	South Africa
20210285	AV-101	Composition of Matter; Use; Process	5/14/2040	Bahrain
305/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	Jordan
KW/P/2021/466	AV-101	Composition of Matter; Use; Process	5/14/2040	Kuwait
OM/P/2021/00467	AV-101	Composition of Matter; Use; Process	5/14/2040	Oman
QA/202111/000655	AV-101	Composition of Matter; Use; Process	5/14/2040	Qatar
521430873	AV-101	Composition of Matter; Use; Process	5/14/2040	Saudi Arabia
P6002085/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	UAE
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

We intend to seek approval for AV-101 initially for the treatment of PAH in patients taking two or more approved PAH therapies. We recognize that physicians have many treatment options for patients already taking two or more treatments for PAH, including prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), Ventavis (Janssen), and by infusion as Remodulin (United Therapeutics), Flolan (GlaxoSmithKline plc) and Veletri (Janssen). We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc.), seralutinib (Gossamer Bio, Inc.), and/or rodatristat (Enzyvant, Inc.). To our knowledge, Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. are developing other formulations of imatinib for PAH, and both companies have completed Phase 1 clinical trials and indicated they each intend to pursue further clinical development.

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

FDA approval is required before any new unapproved product or a product with certain changes to a previously approved product, including a new use of a previously approved drug, can be marketed in the United States. The steps required to be completed by the FDA before a drug may be marketed in the United States generally includes the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

●	submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before the clinical trial is commenced;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP, requirements and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;
●	preparation and submission to the FDA of a NDA after completion of all pivotal clinical trials, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed drug is produced to assess compliance with current GMP regulations and of selected clinical trial sites to assess compliance with GCPs; and
●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

NDA Submission and Review

Assuming successful completion of the required clinical testing in accordance with all applicable regulatory requirements, an NDA application which includes, among other information, the results of product development, preclinical studies and clinical trials are submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, unless a waiver or exemption applies, currently $3,242,026, as well as an annual program fee, currently $339,933. These fees are typically increased annually.

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

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the conduct of Phase 4, or post-approval, clinical trials to confirm the effect on the clinical endpoint which must be conducted with due diligence and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Additionally, under FDORA, the FDA has increased authority for expedited procedures to withdraw a product or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA unless otherwise informed by the FDA.

Priority Review

A product is eligible for priority review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current Prescription Drug User Fee Act, or PDUFA, guidelines. Under the current PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with the EU Clinical Trials Regulation (EU) No 536/2014, or CTR, (which was adopted in April 2014, and repealed the EU Clinical Trials Directive 2001/20/EC on January 31, 2022), and the International Conference on Harmonization, or ICH, guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative (unless all EU Member States in which the trial is being conducted have chosen not to apply such rule, in which case it may be that only a contact person in the EU is required), who shall be responsible for ensuring compliance with the sponsor’s obligations under the CTR and be the addressee for all communications provided for under the CTR. The sponsor must take out a clinical trial insurance policy, and in most EU Member States, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

Marketing Authorisations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorisation, or MA. To obtain regulatory approval of a product in the EU, we must submit a MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Centralized Procedure

Under the centralized procedure, the European Commission issues a single MA, based on the opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, which is valid across the entire territory of the EU, as well as Iceland, Liechtenstein and Norway (i.e. the European Economic Area, or EEA). The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes; (ii) advanced-therapy medicinal products (i.e. gene therapy, somatic cell-therapy or tissue-engineered medicines); (iii) contain a new active substance indicated for the treatment of certain diseases, such as HIV or AIDS, cancer, diabetes, neurodegenerative diseases, viral diseases or autoimmune diseases and other immune dysfunctions; and (iv) officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA if the product contains a new active substance not yet authorized in the EU, or the medicine concerned is a significant therapeutic, scientific or technical innovation, or that the granting of a centralized authorization would be in the interest of public health at EU-level.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a MA, which is issued within 67 days of receipt of the EMA’s recommendations. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. Accelerated assessment of an MAA might be performed by the CHMP in no more than 150 days (excluding clock stops) but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. Innovative products that target an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

National Authorisation Procedures

There are also two other possible routes to authorize medicinal products in several Member States. National MAs are issued by the national competent authorities of the EU Member States and only cover their respective territory. They are available for products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. If the product has not received a national MA in any Member State at the time of application, an applicant may apply for simultaneous MAs in more than one EU Member State. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the Member States in which a MA is sought, one of which is selected by the applicant as the Reference Member State.

●	Mutual recognition procedure. Under the mutual recognition procedure, a medicine that has already been authorized in one EU Member State, in accordance with the national procedures of that Member State, can be recognized in another Member State.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Similar to the United States, there is a process for authorization of generic/biosimilar versions of innovator medicinal products authorized in the EU. Abridged applications for the authorization of generic/biosimilar versions of medicinal products authorized via the EU centralized procedure can be submitted to the EMA through the centralized procedure referencing the innovator’s data.

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon grant of a MA and an additional two years of market exclusivity. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a MA for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10 year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions; (2) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product in question would be of significant benefit compared to products available for that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, regulatory assistance and the possibility to apply for a centralized MA. The application for orphan designation must be submitted before the application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of an MA for an orphan medicinal product leads to ten years of market exclusivity. During the ten-year market exclusivity period, the EMA cannot accept an MAA, or grant an MA, or accept an application to extend an MA, for the same therapeutic indication, in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. At any time, a MA may be granted to a similar medicinal product for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized product cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate, or SPC extension (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity is granted. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Failure to comply with EU and Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant a MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product, the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on May 26, 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). Where the medical device and medicinal product form a single integrated product (e.g. pre-filled inhalers), if the principal intended action is achieved by the medicine, the product is considered a medicinal product that includes a medical device and the entire product is regulated under the EU pharmaceutical legislation. However, the MAA for the product should include a CE certificate for the device in accordance with the Medical Devices Regulation or, if not CE marked but would need to be certified if marketed separately, the applicant must include an opinion from a notified body on the conformity of device (except for Class I non-sterile, non-measuring devices). This is a requirement under the new Medical Devices Regulation.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK formally left the EU (commonly referred to as “ Brexit”) on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical or medical devices regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The medicinal products regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. The new Medical Devices Regulation is not applicable in Great Britain following Brexit and the current legislation is based on the previous Medical Devices Directive.

Since Brexit, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continue to be recognized in Northern Ireland). All medicinal products with a centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators when determining an application for a new Great Britain MA.

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

among other things, individuals or entities from knowingly presenting, or causing to be presented, to the United States federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the United States federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers can cause false claims to be presented to the United States federal government by engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the United States federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	the United States Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists & anesthesiologist assistants, and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
●	analogous United States state laws, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives;
●	the United States Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, United States companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Healthcare Reform and Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2030. In addition, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

The Inflation Reduction Act of 2022, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the CCPA, as modified by the CPRA and GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

Human Capital Resources

As of March 27, 2023, we had 43 full-time employees, including 35 in research and development and eight in general and administrative functions. We also contract with a number of consultants to supplement the efforts and responsibilities of our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

From time to time, we may use our website, LinkedIn or our Twitter account (@AerovateTx) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.aerovatetx.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our Twitter or LinkedIn posts are not incorporated into, and does not form a part of, this Annual Report.

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

We are a clinical-stage biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our initial product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have completed our Phase 1 clinical trial of AV-101. We announced the initiation of our Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT) Phase 2b/Phase 3 clinical trial for AV-101 in adults with PAH in December 2021. We may explore additional indications for AV-101, but do not intend to conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a New Drug Application, or NDA, or commercializing any products.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $51.5 million and $23.0 million for the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $87.9 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of December 31, 2022, we had cash and cash equivalents and short-term investments of $129.2 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or pursuant to our Sale Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We registered shares of common stock that we have issued and may issue under our employee equity plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans. Accordingly, these shares are available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares. Additionally, our sales agent may sell shares of our common stock pursuant to our Open Market Sale AgreementSM, or the Sale Agreement, we entered into with Jefferies LLC on August 15, 2022. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

The COVID-19 pandemic and any future outbreak of other highly infectious or contagious diseases, could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For example, in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. The extent to which the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, impacts our operations will ultimately depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in enrolling patients and completing our ongoing global Phase 2b/Phase 3 clinical trial of AV-101. We have experienced delays in activating new trial sites as a result of staffing shortages and short-term interruptions at clinical trial sites due to COVID-19 related issues as well as general supply chain delays.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly concerned with COVID-19, or the future outbreak of any other highly infectious or contagious diseases, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, has on patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials, including our global Phase 2b/Phase 3 clinical trial for AV-101 is dependent upon clinical trial sites in geographies which could be and have been adversely affected by global health matters, such as pandemics.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impacts of COVID-19 that continue to cause site activation and patient enrollment delays for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 clinical trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

Additionally, we may utilize “open-label” trial designs and plan to use an open-label extension trial in addition to our Phase 2b/Phase 3 clinical trial to collect additional data on AV-101 and may do so as appropriate in the future. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial or extension may not be predictive of future clinical trial results with AV-101 when studied in a controlled environment with a placebo or active control. Currently, we are collecting additional safety information for AV-101 in the long-term extension study eligible to patients who have completed participation in our current Phase 2b/Phase 3 clinical trial. Once an optimal dose has been identified in our Phase 2b/Phase 3 clinical trial, the long-term extension study would qualify as an “open-label” trial design.

As a result of the foregoing, even if we are able to complete any planed and future clinical trials of AV-101, the results may not be sufficient to obtain regulatory approval.

We have experienced and may in the future encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have experienced and may in the future experience difficulties in site activation delays and patient enrollment in our clinical trials for a variety of reasons as a result of staff shortages and short-term interruptions at clinical trial sites and CROs. We are activating new sites and enrolling patients in IMPAHCT, our ongoing Phase 2b/Phase 3 clinical trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH with a target enrollment of 200 patients in the Phase 2b portion. At this time, we expect to complete patient enrollment of the Phase 2b portion of the trial in the middle of 2023 and report topline data from the Phase 2b portion of the trial in the fourth quarter of 2023 or first quarter of 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing staff shortages and short-term interruptions at clinical trial sites and CROs that continue to cause site activation and patient enrollment delays for the Phase 2b portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

●	size and nature of the patient population and process for identifying patients;
●	the severity of the disease under investigation;
●	the availability and efficacy of approved drugs for the disease under investigation;
●	the patient eligibility criteria defined in the protocol;
●	the general willingness of patients to enroll in the trial;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience, and to obtain Investigational Review Board, or IRB, approval to conduct our trial at U.S. sites, and similar approvals at sites outside the United States;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating;
●	competition for patients from other investigational clinical trials in PAH being conducted at the same time as our Phase 2b/Phase 3 trial; and
●	the clinical site’s ability to obtain and maintain patient consents.

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

Our overall costs have risen due to the delays in site activation and patient enrollment, and due to our increased headcount to mitigate the effects of staff shortages at clinical trial sites and CROs. Any additional delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing or any future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of AV-101.

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control.

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have completed our Phase 1 clinical trial of AV-101 in healthy volunteers and announced initiation of our Phase 2b/Phase 3 dose-ranging clinical trial in adults with PAH in December 2021. The FDA has agreed in principle with the proposed study design of our Phase 2b/Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study with strong results could be sufficient to support a 505(b)(2) NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocol to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in completing our ongoing and planned studies and trials of AV-101. Furthermore, we cannot be certain that studies or trials for AV-101 will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. These factors may also impact our ability to release data within our anticipated timeframe. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

Further, we are conducting our Phase 2b/Phase 3 clinical trial for AV-101 in adults with PAH globally. This presents additional risks that may delay completion of our clinical trial. These risks include a delay in obtaining or a failure to obtain, regulatory authorization to commence a trial in each country where we plan to conduct the trial, the failure of enrolled patients in foreign countries to adhere to the clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development for PAH. In particular, we expect that AV-101 will face competition from branded and/or generic prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), and Ventavis (Janssen) and by infusion as Remodulin (United Therapeutics) Flolan (GSK) and Veletri (Janssen), which are existing drug products indicated for the treatment of PAH. Potential new prostanoid entrants include Yutrepia (Liquidia Corporation) which has received tentative FDA approval pending resolution of ongoing litigation with United Therapeutics, treprostinil palmitil (Insmed) and ralinepag (Arena Pharmaceuticals in collaboration with United Therapeutics). Additional drugs in development for PAH outside of the prostanoid pathway include sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck), rodatristat ethyl (Enzyvant, Inc.), MK-5475 (Merck & Co., Inc.), and seralutinib (Gossamer Bio, Inc.). Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. have announced they intend to develop imatinib for PAH and have completed Phase 1 studies with their respective formulations.

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

Once a NDA is approved, including under the 505(b)(2) pathway, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of Abbreviated New Drug Applications, or ANDAs, and may obtain therapeutical equivalence evaluations for 505(b)(2) pathway drugs under FDORA’s expanded authorities, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

The incidence and prevalence for target patient populations of AV-101 has not been established with precision. AV-101 is an inhaled dry powder formulation of antiproliferative imatinib for people who suffer from PAH. A DPI is used to deliver the medicine directly to lung tissues, enabling treatment of the diseased tissues directly while reducing the amount of drug delivered to other organs in the body which can cause unwanted adverse events. Our projections of both the number of people who have PAH, as well as the subset of people with PAH who have the potential to benefit from AV-101, are based on our estimates.

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

In the United States and markets in other countries, patients generally rely on third-party payors to be able to afford medical services and pharmaceutical products that receive FDA approval. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. A decision by a third-party payor not to cover or separately reimburse for AV-101, could reduce physician utilization if approved. Assuming there is coverage for AV-101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or EU, or elsewhere will be available for AV-101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. For more information, see “Business – Government Regulation – Pricing and Reimbursement.”

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

We currently employ a Chief Commercial Officer but do not have other employees in our commercial organization. In order to commercialize AV-101, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, commercial operations, access and distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If AV-101 receives regulatory approval, we expect to establish a full commercial organization in the United States with technical expertise and supporting marketing, sales, access and distribution capabilities to commercialize it, which will be expensive and time consuming. As a company, Aerovate has no prior experience in the marketing, sale and distribution of pharmaceutical products and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing, commercial operations, access and distribution capabilities would adversely impact the commercialization of AV-101. We may choose to collaborate with third parties that have commercial capabilities, either to augment our own commercial capabilities or in lieu of Aerovate building certain capabilities such as those related to sales or distribution. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize AV-101. If we are not successful in commercializing AV-101, either on our own or through arrangements with one or more third parties, we may not be able to generate product revenue and we would incur significant additional losses.

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

We do not own or operate manufacturing facilities for clinical or commercial manufacture of either our proprietary dry-powder formulation of imatinib or the DPI, including the drug substance and packaging. We have limited personnel with experience in drug-device product manufacturing and we lack the capabilities to manufacture either the drug component of AV-101 or the DPI on a clinical or commercial scale. We outsource all manufacturing and packaging of AV-101 to third parties and obtain the DPI from a sole source supplier, and we do not plan to own or operate our own manufacturing and packaging facilities. There can be no assurance that our clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In addition, any replacement of any of our third-party suppliers could require significant effort and expertise because there may be a limited number of qualified replacements.

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

Additionally, our CMOs may experience manufacturing difficulties or delays due to resource constraints or as a result of labor shortages, disputes or unstable political environments or on account of global pandemics or similar events, including the COVID-19 pandemic. If our CMOs were to encounter any of these difficulties, our ability to provide AV-101 to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.

We currently do not have the ability to independently conduct any clinical trials. The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials of AV-101 properly and on time. Our global Phase 2b/Phase 3 clinical trial is managed by one CRO and is anticipated to be carried out in over 20 countries and numerous clinical sites. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities.

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

Our finished drug product, a proprietary inhaled dry powder formulation and DPI, will be regulated as a drug-device combination product. The DPI we use to administer AV-101 is currently CE marked and used outside the United States but AV-101 would be the first drug to obtain approval with this DPI in the United States. We believe the delivery device we selected will work well with AV-101 and we have conducted human factor studies with this DPI; however, the Phase 2b trial will be the first time we use the device in a clinical trial setting, and the capsules we use with the DPI in Phase 2b will be filled with higher amounts of active pharmaceutical ingredient compared to the Phase 1 clinical trial. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of AV-101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The DPI will be subject to FDA design control device requirements which comprise among other things, design verification, design validation (including human factors testing), and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in AV-101 reaching the market.

We are currently conducting, and may in the future conduct, clinical trials for AV-101 outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We have initiated a global Phase 2b/Phase 3 clinical trial of AV-101 in adults with PAH. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. Many foreign regulatory authorities have similar approval requirements.

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

If AV-101 is approved by the FDA or a comparable foreign regulatory authority, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current GMPs, and Good Manufacturing Practices, or GMPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-

marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve AV-101, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute AV-101, if approved. For more information, see “Business – Government Regulation – Healthcare Laws and Regulations.”

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section entitled “Business — Government Regulation — Healthcare Reform and Legislation.”

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government-shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss (NOL) carryforwards of approximately $____ million and are accruing additional net operating losses in calendar year 2023, which will be added to the net operating loss carryover balance once the current year is completed. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. We had no exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer or a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, on November 3, 2020, the CPRA was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to implement and enforce the CCPA and the CPRA, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023, and become enforceable on July 1, 2023. The effects of the CCPA, as modified by the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act, or the CDPA. The CDPA will became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. The new law will impact how controllers collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests. In addition, similar laws will enter into force in Colorado, Connecticut and Utah later in 2023. Proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the available exemptions available to us so long as we qualify as an “emerging growth company.” We have taken advantage of reduced reporting burdens in this Annual Report on form 10-K. In particular, we have provided only two years of audited financial statements and have not included all of the executive compensation information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a result, changes in rules of United States generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with this annual report on Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act, which will require annual management assessment of the effectiveness of our internal control over financial reporting. We have also begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, where we lease approximately 5,000 square feet of office space. Our Waltham lease expires in December 2024. We also lease approximately 3,500 square feet of office space located in Foster City, California which expires in October 2025. We believe that our existing facilities, as well as facilities available for rent, are sufficient for our current needs and our needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 27, 2023, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Information about our equity compensation plans will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 clinical trial in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. We are enrolling patients in Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our global Phase 2b/Phase 3 trial of AV-101 in adults with PAH, and we have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs. We do not have any products approved for sale and have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future.

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

COVID-19 Pandemic and Future Infectious Disease Outbreaks

We continue to closely monitor the impact of the COVID-19 pandemic on our business, operations and clinical development timelines. In addition, we are actively monitoring its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or any future infectious disease outbreaks is highly uncertain and subject to change.

We continue to actively monitor the impact of infectious disease outbreaks on our business operations and may take future actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The COVID-19 pandemic or any future infectious disease outbreaks may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$38,622	$14,987	$23,635
General and administrative	14,615	8,035	6,580
Total operating expenses	53,237	23,022	30,215
Loss from operations	(53,237)	(23,022)	(30,215)
Other income (expense):
Interest income	1,830	65	1,765
Other expense	(79)	(3)	(76)
Total other income	1,751	62	1,689
Net loss before income taxes	(51,486)	(22,960)	(28,526)
Provision for income taxes	25	3	22
Net loss	$(51,511)	$(22,963)	$(28,548)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $38.6 million compared to $15.0 million for the year ended December 31, 2021. The increase of $23.6 million was primarily due to increases of $13.5 million in clinical trial costs, $6.8 million in headcount related costs, $3.0 million in manufacturing costs, and $0.9 million in professional fees, partially offset by lower pre-clinical and regulatory related costs of $0.7 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 were $14.6 million compared to $8.0 million for the year ended December 31, 2021. The increase of $6.6 million was primarily due to increases of $2.5 million in headcount related costs, $1.7 million in professional services related to other consulting expenses, corporate legal fees and audit and accounting services, $1.2 million in insurance expense and $1.2 million in other operating expenses.

Total Other Income (Expense)

Other income for the year ended December 31, 2022 was $1.8 million compared to $0.1 million of other income for the year ended December 31, 2021. The change was primarily due to interest earned on the Company’s cash and cash equivalents and short-term investments for the year ended December 31, 2022.

Liquidity and Capital Resources

From our inception through December 31, 2022, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts and commissions and offering costs.

At-the-Market Offering

On August 15, 2022, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of December 31, 2022, no shares were sold under the Sale Agreement.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand of $129.2 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of December 31, 2022, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the Years Ended December 31, 2022 and December 31, 2021

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(39,122)	$(27,399)
Net cash provided by (used in) investing activities	6,926	(113,434)
Net cash provided by financing activities	396	190,457
Net (decrease) increase in cash and cash equivalents	$(31,800)	$49,624

Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $39.1 million, consisting primarily of our net loss incurred during the period of $51.5 million adjusted for $4.6 million of noncash charges and $7.8 million for net changes in operating assets and liabilities. Noncash charges consisted primarily of $5.5 million in stock-based compensation expense, partially offset by $0.9 million of amortization of our investments. The net change in operating assets and liabilities related to a $5.0 million increase in accounts payables and accrued liabilities, a $4.7 million increase in prepaid expenses and other current assets, partially offset by a $1.9 million decrease in other long-term assets.

Net cash used in operating activities for the year ended December 31, 2021 was $27.4 million, consisting primarily of our net loss incurred during the period of $23.0 million adjusted for $2.1 million of noncash charges and $6.5 million for net changes in operating assets and liabilities. Noncash charges consisted primarily of $2.0 million in stock-based compensation expense. The net change in operating assets and liabilities related to a $6.8 million increase in prepaid expenses and other current assets and a $0.3 million increase in other long-term assets, partially offset by a $0.6 million increase in accounts payable.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 of $6.9 million was comprised of sales and maturities of investments of $154.7 million, offset by purchase of short-term investments of $147.6 million and purchases of property and equipment of $0.2 million to support our research activities and leasehold improvements, furniture and fixtures for our office spaces in Waltham, Massachusetts and Foster City, California.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million due to $0.8 million in net proceeds received from stock option exercises and issuances of common stock under our employee stock purchase plan, which were partially offset by $0.4 million of payments made for offering costs.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10 K for a summary of recently issued accounting pronouncements.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2022 and December 31, 2021.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and our principal financial officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

●pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;
●provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and
●provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9B. Other Information.

On March 27, 2023, we delivered written notice to Jefferies LLC, or Jefferies, that we were terminating the Open Market Sale Agreement dated August 15, 2022, or the Sales Agreement, by and between us and Jefferies, effective as of a date no later than 10 trading days from the date of delivery, the Termination Date. All of the continuing obligations under the Sales Agreement will be terminated as of the Termination Date, other than those provisions which expressly survive termination as provided in the Sales Agreement. We are not subject to any termination penalties related to the termination of the Sales Agreement. Prior to termination, no shares of our common stock, $0.0001 par value per share, were sold pursuant to the Sales Agreement.  A copy of the Sales Agreement was filed as Exhibit 1.2 to our Registration Statement on Form S-3 (File No. 333-266883) filed with the SEC on August 15, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, San Diego, California (PCAOB Auditor ID: 185).

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.All financial statements.

The consolidated financial statements of Aerovate Therapeutics, Inc., together with the report thereon of KPMG LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.

2.Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.Exhibits

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Aerovate Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aerovate Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 29, 2023

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$22,397	$54,197
Short-term investments	106,823	113,178
Prepaid expenses and other current assets	2,276	6,958
Total current assets	131,496	174,333
Property and equipment, net	242	186
Operating lease right-of-use assets	1,003	542
Other long-term assets	2,560	302
Total assets	$135,301	$175,363

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,575	$1,208
Accrued and other current liabilities	4,822	1,150
Operating lease liabilities	385	192
Total current liabilities	7,782	2,550
Operating lease liabilities, net of current portion	705	382
Other liabilities	71	13
Total liabilities	8,558	2,945

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 24,722,974 and 24,410,393 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	215,110	208,867
Accumulated other comprehensive loss	(466)	(59)
Accumulated deficit	(87,903)	(36,392)
Total stockholders’ equity	126,743	172,418
Total liabilities and stockholders’ equity	$135,301	$175,363

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$38,622	$14,987
General and administrative	14,615	8,035
Total operating expenses	53,237	23,022
Loss from operations	(53,237)	(23,022)
Other income (expense):
Interest income	1,830	65
Other expense	(79)	(3)
Total other income	1,751	62
Net loss before income taxes	(51,486)	(22,960)
Provision for income taxes	25	3
Net loss	$(51,511)	$(22,963)
Comprehensive loss:
Net loss	$(51,511)	$(22,963)
Other comprehensive loss:
Unrealized loss on securities	(407)	(59)
Comprehensive loss	$(51,918)	$(23,022)
Net loss per share, basic and diluted	$(2.10)	$(1.87)
Weighted-average shares of common stock outstanding, basic and diluted	24,472,104	12,293,629

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

			Series Seed
	Series A Redeemable		Redeemable					Accumulated		Total
	Convertible		Convertible				Additional	Other		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2020	6,489,534	$12,285	4,000,000	$4,000	243,076	$—	$63	$—	$(13,407)	$(13,344)
Issuance of Series A redeemable convertible preferred stock at $1.893 per share, net of issuance costs of $22	33,562,620	63,512	—	—	—	—	—	—	—	—
Accretion of Series A redeemable convertible preferred stock to redemption value	—	22	—	—	—	—	—	—	(22)	(22)
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(40,052,154)	(75,819)	(4,000,000)	(4,000)	14,182,854	1	79,817	—	—	79,818
Issuance of common stock upon initial public offering, net of issuance costs	—	—	—	—	9,984,463	1	126,944	—	—	126,945
Unrealized loss on investments	—	—	—	—	—	—	—	(59)	—	(59)
Stock based compensation	—	—	—	—	—	—	2,043	—	—	2,043
Net loss	—	—	—	—	—	—	—	—	(22,963)	(22,963)
Balance at December 31, 2021	—	$—	—	$—	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	—	—	—	—	(407)	—	(407)
Stock based compensation	—	—	—	—	—	—	5,476	—	—	5,476
Issuance of common stock upon exercise of stock options	—	—	—	—	298,712	—	617	—	—	617
Issuance of common stock under ESPP	—	—	—	—	13,869	—	150	—	—	150
Net loss	—	—	—	—	—	—	—	—	(51,511)	(51,511)
Balance at December 31, 2022	—	$—	—	$—	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2022	2021
Cash flow from operating activities:
Net loss	$(51,511)	$(22,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,476	2,043
Depreciation and amortization expense	68	15
Accretion of discounts and amortization of premiums on investments, net	(910)	16
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,677	(6,855)
Other long-term assets	(1,872)	(302)
Accounts payable	1,368	609
Accrued and other liabilities	3,672	(6)
Operating lease assets and liabilities, net	43	32
Other liabilities	(133)	12
Net cash used in operating activities	$(39,122)	$(27,399)

Cash flow from investing activities:
Purchases of short-term investments	(147,623)	(113,253)
Sales and maturities of short-term investments	154,744	—
Purchases of property and equipment	(195)	(181)
Net cash provided by (used in) investing activities	$6,926	$(113,434)

Cash flow from financing activities:
Proceeds from sale of Series A redeemable convertible preferred stock, net of issuance costs	—	63,512
Payments for deferred offering costs	(371)	—
Proceeds from issuance of common stock under ESPP	150	—
Proceeds from exercise of stock options	617	—
Proceeds from issuance of common stock, net of issuance costs	—	126,945
Net cash provided by financing activities	$396	$190,457

Net (decrease) increase in cash and cash equivalents	(31,800)	49,624
Cash and cash equivalents at the beginning of the year	54,197	4,573
Cash and cash equivalents at the end of the period	$22,397	$54,197

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$765	$542
Deferred offering costs included in accounts payable	$15	$—
Purchases of property and equipment in accounts payable	$—	$21
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$79,818

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a clinical-stage biopharmaceutical company that is focused on the development of drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. The Company’s initial focus is on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). The Company initiated a global Phase 2b/Phase 3 trial of AV-101 in adults with PAH in December 2021.

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

At-the-Market Offering

On August 15, 2022, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies LLC, or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of December 31, 2022, no shares were sold under the Sale Agreement.

(c)	Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of December 31, 2022, the Company had cash and cash equivalents and short-term investments of $129.2 million.

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

(2)BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2022, there has been no such impairment losses recorded by the Company.

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

(m)	Convertible Preferred Stock

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

(n)	Research and Development Expenses

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

(o)	Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant-date fair value of employee, officer, director, and non-employee stock option grants and restricted stock units, estimated in accordance with the applicable accounting guidance, recognized using the straight-line method over the vesting period for service-based options and using the graded vesting method for performance-based options. The vesting period generally approximates the expected service period of the awards. Forfeitures are recognized and accounted for as they occur.

The fair value of stock options is estimated using a Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, expected term of the option before exercise, expected volatility of the Company’s common stock, expected dividend yield, and a risk-free interest rate. Options and awards granted during the year have a maximum contractual term of ten years. The Company has limited historical stock option activity and therefore estimates the expected term of stock options granted using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. The Company has historically not declared or paid any dividends and does not currently expect to do so in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury (“U.S. Treasury”) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term of the stock options.

(p)	Income Taxes

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

(q)	Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

(r)	Net Loss Per Share

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

The following table summarizes the Company’s net loss per share:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(51,511)	$(22,963)
Accretion of Series A redeemable convertible preferred stock to redemption value	—	(22)
Net loss available to common stockholders	$(51,511)	$(22,985)

Denominator:
Weighted-average common stock outstanding, basic and diluted	24,472,104	12,293,629
Net loss per share, basic and diluted	$(2.10)	$(1.87)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of December 31,
	2022	2021
Options to purchase common stock	4,110,219	3,454,374
Unvested restricted stock units	28,881	—
	4,139,100	3,454,374

(p)	Recently Issued Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This standard clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. This standard will be effective for the Company on January 1, 2024, and is not expected to have an impact on the Company’s financial position or results of operations upon adoption.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,436	$18,436	$—	$—
Total cash equivalents	18,436	18,436	—	—

Short-term investments
Commercial paper	55,577	—	55,577	—
U.S. Treasury bills	26,841	26,841	—	—
Agency bonds	24,405	—	24,405	—
Total short-term investments	106,823	26,841	79,982	—

Total fair value of assets	$125,259	$45,277	$79,982	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$39,653	$39,653	$—	$—
Commercial paper	14,448	—	14,448	—
Total cash equivalents	54,101	39,653	14,448	—

Short-term investments
U.S. Treasury bills	25,135	25,135	—	—
Corporate debt securities	10,715	—	10,715	—
Commercial paper	77,328	—	77,328	—
Total short-term investments	113,178	25,135	88,043	—

Total fair value of assets	$167,279	$64,788	$102,491	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of cash, money market funds and commercial paper, and short-term investments consisted of U.S. Treasury bills, agency bonds, corporate debt securities and commercial paper. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments (in thousands):

		As of December 31, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	55,645	16	(84)	55,577
U.S. Treasury bills	2 years or less	27,108	—	(267)	26,841
Agency bond	2 years or less	24,536	2	(133)	24,405
		$107,289	$18	$(484)	$106,823

		As of December 31, 2021
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Corporate debt securities	1 year or less	$10,726	$—	$(11)	$10,715
Commercial paper	1 year or less	77,328	9	(9)	77,328
U.S. Treasury bills	2 years or less	25,183	—	(48)	25,135
		$113,237	$9	$(68)	$113,178

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater:

	As of December 31, 2022
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,928	$(84)	$—	$—	$34,928	$(84)
U.S. Treasury bills	1,971	(6)	24,833	(261)	26,804	(267)
Agency bond	22,964	(133)	—	—	22,964	(133)
	$59,863	$(223)	$24,833	$(261)	$84,696	$(484)

	As of December 31, 2021
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$10,757	$(11)	$—	$—	$10,757	$(11)
Commercial paper	33,204	(9)	—	—	33,204	(9)
U.S. Treasury bills	25,194	(48)	—	—	25,194	(48)
	$69,155	$(68)	$—	$—	$69,155	$(68)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2022. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.3 million and $0.1 million as of December 31, 2022 and December 31, 2021, respectively.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	As of December 31,
	2022	2021
Prepaid expenses	$1,503	$1,485
Prepaid research and development	478	5,233
Other current assets	295	240
Total prepaid expenses and other current assets	$2,276	$6,958

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued research and development	$2,751	$217
Accrued payroll and other employee benefits	1,691	790
Other	380	143
Total accrued and other current liabilities	$4,822	$1,150

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

As of December 31, 2022, the consolidated balance sheet includes an operating lease right-of-use asset of $1.0 million and operating lease liability of $1.1 million. The total operating lease expense was $0.4 million and $0.1 million, for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2023	$426
2024	508
2025	242
Total operating lease payments	1,176
Less: Amount representing interest	(86)
Present value of net minimum lease payments	$1,090

The components of operating leases for the years ended December 31, 2022 and December 31, 2021 were as follows (in thousands except lease term and discount rate):

	As of December 31,
Operating lease liabilities:	2022	2021
Current	385	192
Non-current	705	382
Total lease liabilities	$1,090	$574
Weighted-average remaining lease term (in years)	2.4	3.0
Weighted-average incremental borrowing rate	6%	6%

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

(6) STOCKHOLDERS’ EQUITY

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2022, the Company had reserved the following shares of common stock for future issuance:

December 31, 2022
Common stock options granted and outstanding	4,110,219
Shares reserved for issuance under the 2021 Plan	1,077,557
Reserved for vesting of outstanding restricted stock units	28,881
Reserved for future ESPP issuances	216,131
Total	5,432,788

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

As of December 31, 2022, a total of 3,576,415 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 976,415 and 988,918 shares, effective January 1, 2022 and January 1, 2023, respectively, as determined by the Company’s board of directors. Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of December 31, 2022, 2,467,977 options had been granted and 28,881 restricted stock units awarded under the 2021 Plan, with 1,077,557 shares authorized for future issuance. As of December 31, 2022, a total of 1,642,242 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the year ended December 31, 2022:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2021	3,454,374	$6.85	9.42	$19,378
Granted	954,557	15.62
Exercised	(298,712)	2.09
Cancelled/Forfeited	—	—
Outstanding at December 31, 2022	4,110,219	$9.23	9.23	82,490
Vested and exercisable at December 31, 2022	1,044,465	7.58	8.11	22,682
Vested and expected to vest at December 31, 2022	4,110,219	9.23	8.46	82,490

The weighted-average grant date fair value of stock option grants was $10.48 and $4.46 per share for the years ended December 31, 2022 and December 31, 2021, respectively. All exercisable options are vested and all outstanding options are vested or expected to vest.

As of December 31, 2022 there was approximately $17.2 million of unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of 2.7 years

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2022, 13,869 shares had been issued under the ESPP, and 216,131 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of December 31, 2022, 28,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended December 31, 2022 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2021	—	—
Granted	28,881	$21.62
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of December 31, 2022	28,881	$21.62

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over one to four years.

As of December 31, 2022, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.3 years. The Company did not incur or have any unrecognized stock-based compensation related to restricted stock units as of December 31, 2021.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Year Ended December 31,
	2022	2021
Expected term (in years)	5.5 - 6.1	5.2 - 6.1
Expected volatility	73.5 - 76.5%	68.7 - 69.8%
Risk-free interest rate	1.6 - 4.3%	0.9 - 1.4%
Expected dividend	—	—

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$3,347	$1,673
Research and development	2,129	370
Total	$5,476	$2,043

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive (loss) income was as follows:

	Year Ended December 31,
	2022	2021
Stock options	$5,316	$2,043
Employee stock purchase plan awards	98	—
Restricted stock awards and units	63	—
Total	$5,476	$2,043

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

Expenses incurred by the Company under the Services Agreement with Carnot Pharma totaled less than $0.1 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively, and are presented in the statement of operations and comprehensive loss as research and development and general and administrative expenses. As of December 31, 2021, $2,000 was due to Carnot Pharma, LLC by the Company for services rendered under the agreement, and no amount was due to Carnot Pharma, LLC as of December 31, 2022.

(9) INCOME TAXES

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
NOL carryforwards	$11,781	$7,498
Research credit carryforwards	1,601	530
Capitalized R&D	8,490	—
Other	1,713	615
Gross deferred tax assets	23,585	8,643
Less: valuation allowance	(23,283)	(8,517)
Total deferred tax assets	302	126
Deferred income tax liabilities:
Other	(302)	(126)
Total deferred tax liabilities	(302)	(126)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years ended December 31,
	2022	2021
U.S. Federal statutory income tax rate	$(10,829)	$(4,821)
State taxes	(2,828)	(520)
Permanent and other differences	563	3
Stock-based compensation	(787)	115
Research and development credits	(757)	(392)
Change in valuation allowance	14,663	5,618
Total tax provision	$25	$3

The Company had federal NOL carryforwards available of $46.6 million and $32.6 million as of December 31, 2022 and December 31, 2021, respectively, before consideration of limitations under Section 382 of the Internal Revenue Code or Section 382, as further described below. The NOL generated from 2018 onwards of $46.6 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $34.4 million and $20.3 million as of December 31, 2022 and December 31, 2021, respectively. The state NOLs may be used to offset future taxable income and will begin to expire in 2038. At December 31, 2022 the Company had federal and state research and development credit carryforwards available of $1.8 million and $0.6 million, respectively. The federal credit carryforwards will begin to expire in 2038, unless previously utilized. The Massachusetts credit carryforwards will begin expiring in 2036, unless previously utilized. The California credits carry forward indefinitely.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2022 and December 31, 2021, a valuation allowance of $23.3 million and $8.5 million, respectively, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of net deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 and 383 was not completed through December 31, 2022. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. The Company will examine the impact of any potential ownership changes in the future.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Years ended December 31,
	2022	2021
Beginning balance of unrecognized tax benefits	$529	$276
Additions based on tax positions related to the current year	461	253
Additions based on tax positions related to the prior year	3	—
Ending balance of unrecognized tax benefits	$993	$529

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 30, 2022).
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

10.8

Lease, dated August 6, 2021, by and between the Registrant and PDM 930 Unit, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on August 12, 2021).

10.9

Lease, dated April 26, 2022, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on April 29, 2022)

21.1*	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 30, 2022).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).

102

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.
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

AEROVATE THERAPEUTICS, INC.

Date: March 29, 2023	By:	/s/ Timothy P. Noyes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 29, 2023.

Name	Title	Date

/s/ Timothy P. Noyes	Chief Executive Officer and Director	March 29, 2023
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Chief Financial Officer	March 29, 2023
George A. Eldridge	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Mark Iwicki	Director	March 29, 2023
Mark Iwicki

/s/ Allison Dorval	Director	March 29, 2023
Allison Dorval

/s/ David Grayzel, M.D.	Director	March 29, 2023
David Grayzel, M.D.

/s/ Maha Katabi, Ph.D.	Director	March 29, 2023
Maha Katabi, Ph. D.

/s/ Joshua Resnick, M.D.	Director	March 29, 2023
Joshua Resnick, M.D.

/s/ Donald J. Santel	Director	March 29, 2023
Donald J. Santel

104