Form 10-Q
period 2023-03-31
Aerovate Therapeutics, Inc.
filed 2023-05-15
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 24,923,874 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The coronavirus disease-19, or COVID-19, pandemic, or any future pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension, or PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19 and its variants, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we continue to encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have four issued U.S. patents and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We are currently conducting, and may in the future conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing global Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	the rate and degree of market acceptance of AV-101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effect of the COVID-19 pandemic or any similar pandemic, epidemic, or outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material and Other Risks Associated with our Business” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,571	$22,397
Short-term investments	92,358	106,823
Prepaid expenses and other current assets	1,640	2,276
Total current assets	120,569	131,496
Property and equipment, net	267	242
Operating lease right-of-use assets	908	1,003
Other long-term assets	2,649	2,560
Total assets	$124,393	$135,301

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,726	$2,575
Accrued and other current liabilities	5,538	4,822
Operating lease liabilities	373	385
Total current liabilities	10,637	7,782
Operating lease liabilities, net of current portion	591	705
Other liabilities	70	71
Total liabilities	11,298	8,558

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 24,816,940 and 24,722,974 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	217,717	215,110
Accumulated other comprehensive loss	(201)	(466)
Accumulated deficit	(104,423)	(87,903)
Total stockholders’ equity	113,095	126,743
Total liabilities and stockholders’ equity	$124,393	$135,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$13,488	$7,255
General and administrative	4,151	3,764
Total operating expenses	17,639	11,019
Loss from operations	(17,639)	(11,019)
Other income (expense):
Interest income	1,120	109
Other expense	(1)	—
Total other income	1,119	109
Net loss	$(16,520)	$(10,910)
Comprehensive loss:
Net loss	$(16,520)	$(10,910)
Other comprehensive loss:
Unrealized gain (loss) on securities	265	(585)
Comprehensive loss	$(16,255)	$(11,495)
Net loss per share, basic and diluted	$(0.67)	$(0.45)
Weighted-average shares of common stock outstanding, basic and diluted	24,777,847	24,410,393

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	265	—	265
Issuance of common stock upon exercise of stock options	93,966	—	223	—	—	223
Stock based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2023	24,816,940	$2	$217,717	$(201)	$(104,423)	$113,095

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	(585)	—	(585)
Stock based compensation	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	(10,910)	(10,910)
Balance at March 31, 2022	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(16,520)	$(10,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,384	1,024
Depreciation and amortization expense	21	11
Accretion of discounts and amortization of premiums on investments, net	(671)	29
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	636	2,129
Other long-term assets	(89)	(25)
Accounts payable	2,121	1,587
Accrued and other liabilities	716	497
Operating lease assets and liabilities, net	(31)	(3)
Other liabilities	9	—
Net cash used in operating activities	$(11,424)	$(5,661)

Cash flow from investing activities:
Purchases of short-term investments	(15,609)	(32,890)
Maturities of short-term investments	31,000	12,519
Purchases of property and equipment	(16)	(28)
Net cash provided by (used in) investing activities	$15,375	$(20,399)

Cash flow from financing activities:
Proceeds from exercise of stock options	223	—
Net cash provided by financing activities	$223	$—

Net increase (decrease) in cash and cash equivalents	4,174	(26,060)
Cash and cash equivalents at the beginning of the year	22,397	54,197
Cash and cash equivalents at the end of the period	$26,571	$28,137

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$104	$—
Purchases of property and equipment in accounts payable	$30	$85

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

At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of May 15, 2023, no shares were sold under the Sales Agreement.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of March 31, 2023, the Company had cash and cash equivalents and short-term investments of $118.9 million.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(16,520)	$(10,910)
Net loss available to common stockholders	$(16,520)	$(10,910)

Denominator:
Weighted-average common stock outstanding, basic and diluted	24,777,847	24,410,393
Net loss per share, basic and diluted	$(0.67)	$(0.45)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of March 31,
	2023	2022
Options to purchase common stock	5,107,865	3,703,931
Unvested restricted stock units	31,881	—
	5,139,746	3,703,931

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$26,049	$26,049	$—	$—
Total cash equivalents	26,049	26,049	—	—

Short-term investments
Commercial paper	53,686	—	53,686	—
U.S. Treasury bills	12,468	12,468	—	—
Agency bonds	26,204	—	26,204	—
Total short-term investments	92,358	12,468	79,890	—

Total fair value of assets	$118,407	$38,517	$79,890	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,436	$18,436	$—	$—
Total cash equivalents	18,436	18,436	—	—

Short-term investments
Commercial paper	55,577	—	55,577	—
U.S. Treasury bills	26,841	26,841	—	—
Agency Bonds	24,405	—	24,405	—
Total short-term investments	106,823	26,841	79,982	—

Total fair value of assets	$125,259	$45,277	$79,982	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	53,734	5	(53)	53,686
U.S. Treasury bills	2 years or less	12,525	—	(57)	12,468
Agency bond	2 years or less	26,300	2	(98)	26,204
		$92,559	$7	$(208)	$92,358

		As of December 31, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	$55,645	$16	$(84)	$55,577
U.S. Treasury bills	1 year or less	27,108	—	(267)	26,841
Agency bond	2 years or less	24,536	2	(133)	24,405
		$107,289	$18	$(484)	$106,823

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater (in thousands):

	As of March 31, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$35,656	$(53)	$—	$—	$35,656	$(53)
U.S. Treasury bills	1,980	(3)	10,488	(54)	12,468	(57)
Agency bond	23,985	(98)	—	—	23,985	(98)
	$61,621	$(154)	$10,488	$(54)	$72,109	$(208)

	As of December 31, 2022
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,928	$(84)	$—	$—	$34,928	$(84)
U.S. Treasury bills	1,971	(6)	24,833	(261)	26,804	(267)
Agency bond	22,964	(133)	—	—	22,964	(133)
	$59,863	$(223)	$24,833	$(261)	$84,696	$(484)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of March 31, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the three months ended March 31, 2023 the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.3 million as of March 31, 2023 and December 31, 2022.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$1,114	$1,503
Other current assets	266	295
Prepaid research and development	260	478
Total prepaid expenses and other current assets	$1,640	$2,276

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development	$4,267	$2,751
Accrued payroll and other employee benefits	1,019	1,691
Other	252	380
Total accrued and other current liabilities	$5,538	$4,822

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

As of March 31, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2023	$284
2024	508
2025	242
Total operating lease payments	1,034
Less: Amount representing interest	(70)
Present value of net minimum lease payments	$964

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases for the three months ended March 31, 2023 and year ended and December 31, 2022 were as follows (in thousands except lease term and discount rate):

	March 31,	December 31,
Operating lease liabilities:	2023	2022
Current	373	385
Non-current	591	705
Total lease liabilities	$964	$1,090
Weighted-average remaining lease term (in years)	2.2	2.4
Weighted-average incremental borrowing rate	6%	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Cash paid included in operating cash flows	$123	$54

Operating lease expense was as follows (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease	$111	$51
Short-term lease	—	34
Total rent expense	$111	$85

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of March 31, 2023, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

March 31, 2023
Common stock options granted and outstanding	5,107,865
Shares reserved for issuance under the 2021 Plan	933,657
Reserved for vesting of outstanding restricted stock units	31,881
Reserved for future ESPP issuances	463,360
Total	6,536,763

(7) STOCK-BASED COMPENSATION

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

As of March 31, 2023, a total of  4,565,333 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 976,415 and 988,918 shares, effective January 1, 2022 and January 1, 2023, respectively, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of March 31, 2023, 3,631,676 options had been granted under the 2021 Plan, with 933,657 shares authorized under the 2021 Plan available for future issuance. As of March 31, 2023, a total of 1,513,414 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the three months ended March 31, 2023:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2022	4,110,219	$9.23	8.46	$82,490
Granted	1,158,501	25.01
Exercised	(93,966)	2.37
Cancelled/Forfeited	(66,889)	6.28
Outstanding at March 31, 2023	5,107,865	$12.97	8.72	42,611
Vested and exercisable at March 31, 2023	1,242,496	8.41	8.03	14,718
Vested and expected to vest at March 31, 2023	5,107,865	12.97	8.72	42,611

The weighted-average grant date fair value of stock option grants was $16.97 per share for the three months ended March 31, 2023. All exercisable options are vested and all outstanding options are vested or expected to vest.

As of March 31, 2023, there was $34.6 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2023, 13,869 shares had been issued under the ESPP, and 463,360 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of March 31, 2023, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2023 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	28,881	—
Granted	3,000	$24.58
Vested	—	—
Forfeited	—	—
Unvested restricted stock units as of March 31, 2023	31,881	$21.90

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of March 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 3.0 years.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Three Months Ended March 31,
	2023	2022
Expected term (in years)	5.3 - 6.1	5.3 - 6.1
Expected volatility	74.08 - 76.71%	73.64 - 75.68%
Risk-free interest rate	3.46 - 4.28%	1.37 - 2.55%
Expected dividend	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,299	$768
General and administrative	1,085	256
Total	$2,384	$1,024

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$2,289	$1,024
Restricted stock awards and units	48	—
Employee stock purchase plan awards	47	—
Total	$2,384	$1,024

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

COVID-19 Pandemic

We continue to closely monitor the impact of the COVID-19 pandemic on our business, operations and clinical development timelines. In addition, we are actively monitoring its impact on our clinical trial enrollment, trial sites, contract research organizations, or CROs, third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. The ultimate impact of the COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease is highly uncertain and subject to change.

We continue to actively monitor for the potential impacts of pandemics, epidemics and infectious disease outbreaks on our business operations and may take future actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease may affect our business, operations and clinical development timelines and plans, including the resulting impact on our expenditures and capital needs.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$13,488	$7,255	$6,233
General and administrative	4,151	3,764	387
Total operating expenses	17,639	11,019	6,620
Loss from operations	(17,639)	(11,019)	(6,620)
Other income (expense):
Interest income	1,120	109	1,011
Other expense	(1)	—	(1)
Total other income	1,119	109	1,010
Net loss	$(16,520)	$(10,910)	$(5,610)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $13.5 million compared to $7.3 million for the three months ended March 31, 2022. The increase of $6.2 million was primarily due to our ongoing Phase 2b/Phase 3 trial causing increases of $3.8 million in clinical costs, $3.3 million in headcount related costs, and $0.4 million in other miscellaneous costs, partially offset by a decrease of $1.2 million in contract manufacturing costs and $0.1 million in regulatory costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2023 were $4.2 million compared to $3.8 million for the three months ended March 31, 2022. The increase of $0.4 million was primarily due to a $0.6 million increase in headcount related costs, partially offset by a $0.2 million decrease in other miscellaneous costs.

Total Other Income

Other income for the three months ended March 31, 2023 was $1.1 million compared to $0.1 million for the three months ended March 31, 2022. The change of $1.0 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended March 31, 2023.

Liquidity and Capital Resources

From our inception through March 31, 2023, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

At-the-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of May 15, 2023, no shares were sold under the Sales Agreement.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand as of March 31, 2023 of $118.9 million will be sufficient to fund our planned operations into the second half of 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of March 31, 2023, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the three months ended March 31, 2023 and 2022 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(11,424)	$(5,661)
Net cash provided by (used in) investing activities	15,375	(20,399)
Net cash provided by financing activities	223	—
Net increase (decrease) in cash and cash equivalents	$4,174	$(26,060)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $11.4 million, consisting primarily of our net loss incurred during the period of $16.5 million adjusted for non-cash charges of $2.4 million for stock-based compensation expense, $0.7 million of accretion on investments, and $3.4 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $2.8 million increase in accounts payable and accrued and other current liabilities, and a $0.6 million decrease in prepaid expenses.

Net cash used in operating activities for the three months ended March 31, 2022 was $5.7 million, consisting primarily of our net loss incurred during the period of $10.9 million adjusted for non-cash charges of $1.0 million for stock-based compensation expense and $4.2 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $2.1 million decrease in prepaid expenses and other current assets, and a $2.1 million increase in accounts payable and accrued and other current liabilities.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 of $15.4 million was comprised of purchases of short-term investments of $15.6 million, offset by maturities of short-term investments of $31.0 million.

Net cash used in investing activities for the three months ended March 31, 2022 of $20.4 million was comprised of purchases of short-term investments of $32.9 million, partially offset by maturities of short-term investments of $12.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 of $0.2 million was comprised of $0.2 million for proceeds on exercises of stock options.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2023 and 2022.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2023 and 2022.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2023 and 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $16.5 million and $10.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $104.4 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2023, we had cash and cash equivalents and short-term investments of $118.9 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations into the second half of 2025 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●	the scope, timing, rate of progress, results and costs of our preclinical studies or clinical trials for AV-101 and any additional product candidates;
●	the number and scope of additional product candidates we decide to pursue;
●	the extent to which we discover and develop additional product candidates;
●	the scope and costs of manufacturing development and commercial manufacturing activities;
●	the cost, timing and outcome of regulatory review of AV-101 and any additional product candidates;
●	the cost of building a medical affairs and commercial organization including a sales force in anticipation of commercialization of AV-101 and any additional product candidates;
●	the cost and timing associated with commercializing AV-101 and any additional product candidates, if approved;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	any product liability or other lawsuits related to AV-101 and any additional product candidates;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of AV-101 and any additional product candidates;
●	the extent to which we pursue additional indications for AV-101;
●	the extent to which we acquire or in-license other product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the costs associated with being a public company;
●	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) in response to the COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease; and
●	the timing, receipt and amount of sales of AV-101 and any additional product candidates, if approved.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AV-101. Disruptions in the financial markets in general, and more recently due to the COVID-19 pandemic, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or pursuant to our Sales Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We registered shares of common stock that we have issued and may issue under our employee equity plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity compensation plans. Accordingly, these shares are available for sale in the open market, subject to Rule 144 volume limitations applicable to affiliates, and subject to any vesting restrictions and lock-up agreements applicable to these shares. Additionally, our sales agent may sell shares of our common stock pursuant to our ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, we entered into with BofA Securities, Inc. on April 5, 2023. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For example, starting in December 2019, an outbreak of a novel strain of coronavirus spread to the majority of countries around the world, including the U.S. The extent to which the COVID-19 pandemic, or any future outbreak of other highly infectious or contagious diseases, impacts our operations will ultimately depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic or outbreak, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic or outbreak and containment measures, among others. Similar to other biopharmaceutical companies, we may experience protocol deviations or delays in enrolling patients and completing our ongoing global Phase 2b/Phase 3 clinical trial of AV-101. We have experienced delays in activating new trial sites as a result of staffing shortages and short-term interruptions at clinical trial sites due to COVID-19 related issues as well as general supply chain delays.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly concerned with COVID-19, or the future outbreak of any other highly infectious or contagious diseases, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact the COVID-19 pandemic, or the future outbreak of any other highly infectious or contagious diseases, has on patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials, including our global Phase 2b/Phase 3 clinical trial for AV-101, is dependent upon clinical trial sites being able to actively recruit, screen, enroll, and treat patients in geographies which could be and have been adversely affected by global health matters, such as pandemics.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to report topline data from the Phase 2b portion of the trial in the second quarter of 2024 and complete patient enrollment approximately seven months earlier. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impact on clinical trial resources post-COVID-19, and other factors that differ inside the U.S. and outside the U.S., and continue to impact patient enrollment for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 clinical trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have experienced and may in the future experience difficulties in site activation delays and patient enrollment in our clinical trials for a variety of reasons as a result of staff shortages and short-term interruptions at clinical trial sites and CROs. We are activating new sites and enrolling patients in IMPAHCT, our ongoing Phase 2b/Phase 3 clinical trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH with a target enrollment of 200 patients in the Phase 2b portion. At this time, we expect to report topline data from the Phase 2b portion of the trial in the second quarter of 2024 and complete patient enrollment approximately seven months earlier. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing staff shortages and short-term interruptions at clinical trial sites and CROs that continue to cause patient enrollment delays for the Phase 2b portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development for PAH. In particular, we expect that AV-101 will face competition from branded and/or generic prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), and Ventavis (Janssen) and by infusion as Remodulin (United Therapeutics) Flolan (GSK) and Veletri (Janssen), which are existing drug products indicated for the treatment of PAH. Potential new prostanoid entrants include Yutrepia (Liquidia Corporation) which has received tentative FDA approval pending resolution of ongoing litigation with United Therapeutics, treprostinil palmitil (Insmed) and ralinepag (Arena Pharmaceuticals in collaboration with United Therapeutics). Additional drugs in development for PAH outside of the prostanoid pathway include sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck), rodatristat ethyl (Enzyvant, Inc.), MK-5475 (Merck & Co., Inc.), seralutinib (Gossamer Bio, Inc.), and KER-012 (Keros Therapeutics Inc.). Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. have announced they intend to develop imatinib for PAH and have completed Phase 1 studies with their respective formulations.

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

Once a NDA is approved, including under the 505(b)(2) pathway, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of Abbreviated New Drug Applications, or ANDAs, and may obtain therapeutical equivalence evaluations for 505(b)(2) pathway drugs under the Food and Drug Omnibus Reform Act’s  expanded authorities, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

In the United States and markets in other countries, patients generally rely on third-party payors to be able to afford medical services and pharmaceutical products that receive FDA approval. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. A decision by a third-party payor not to cover or separately reimburse for AV-101, could reduce physician utilization if approved. Assuming there is coverage for AV-101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or EU, or elsewhere will be available for AV-101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. For more information, see “Business – Government Regulation – Pricing and Reimbursment” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute AV-101, if approved. For more information, see “Business – Government Regulation – Healthcare Laws and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one rare disease designation and for which the only approved indication is for that disease or condition.  If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2022, we had federal net operating loss (NOL) carryforwards of approximately $46.6 million and are accruing additional net operating losses in calendar year 2023, which will be added to the net operating loss carryover balance once the current year is completed. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic has led to a period of considerable uncertainty and volatility and interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for AV-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for AV-101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. We had no exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA, which went into effect on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Further, the CCPA has been amended by the Californoa Privacy Rights Act (CPRA) which further strengthened privacy rights. The amendmemnts introduced by the CPRA, which became effective on January 1, 2023, impose additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt out rights for certain uses of sensitive data. The amendments also create a new California data protection agency specifically tasked to implement and enforce the CCPA and the CPRA, which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of the CCPA, as amended by the CPRA, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. Already, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation and in some states efforts to pass comprehensive privacy laws have been successful. For example, Virginia enacted the Consumer Data Protection Act, or the CDPA, which became effective January 1, 2023. The CDPA regulates how businesses (which the CDPA refers to as “controllers”) collect and share personal information. While the CDPA incorporates many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of controllers. In addition, similar laws have been passed in Colorado, Connecticut, Utah, Iowa and Indiana and a comprehensive health information privacy law recetly passed in Washington and will enter into force in March 2024. Proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
10.1	ATM Equity OfferingSM Sale Agreement, dates as of April 5, 2023, by and between the Registrant and BofA Securities, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

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

AEROVATE THERAPEUTICS, INC

Date: May 15, 2023	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)