Form 10-Q
period 2023-06-30
Aerovate Therapeutics, Inc.
filed 2023-08-14
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 27,649,226 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The coronavirus disease-19, or COVID-19, pandemic, or any future pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension, or PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19 and its variants, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we continue to encounter difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have four issued U.S. patents, two allowed U.S. applications, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We are currently conducting, and may in the future conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing global Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	the rate and degree of market acceptance of AV-101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effect of the COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$60,901	$22,397
Short-term investments	89,195	106,823
Prepaid expenses and other current assets	2,374	2,276
Total current assets	152,470	131,496
Property and equipment, net	245	242
Operating lease right-of-use assets	811	1,003
Other long-term assets	2,229	2,560
Total assets	$155,755	$135,301

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,529	$2,575
Accrued and other current liabilities	7,376	4,822
Operating lease liabilities	379	385
Total current liabilities	13,284	7,782
Operating lease liabilities, net of current portion	476	705
Other liabilities	69	71
Total liabilities	13,829	8,558

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 27,601,098 and 24,722,974 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	265,594	215,110
Accumulated other comprehensive loss	(223)	(466)
Accumulated deficit	(123,448)	(87,903)
Total stockholders’ equity	141,926	126,743
Total liabilities and stockholders’ equity	$155,755	$135,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,034	$8,363	$29,522	$15,618
General and administrative	4,302	3,852	8,453	7,615
Total operating expenses	20,336	12,215	37,975	23,233
Loss from operations	(20,336)	(12,215)	(37,975)	(23,233)
Other income (expense):
Interest income	1,312	230	2,432	338
Other expense	(1)	(6)	(2)	(6)
Total other income	1,311	224	2,430	332
Net loss	$(19,025)	$(11,991)	$(35,545)	$(22,901)
Comprehensive loss:
Net loss	$(19,025)	$(11,991)	$(35,545)	$(22,901)
Other comprehensive loss:
Unrealized gain (loss) on securities	(22)	(141)	243	(726)
Comprehensive loss	$(19,047)	$(12,132)	$(35,302)	$(23,627)
Net loss per share, basic and diluted	$(0.76)	$(0.49)	$(1.42)	$(0.94)
Weighted-average shares of common stock outstanding, basic and diluted	25,166,505	24,410,503	24,973,250	24,410,448

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	265	—	265
Issuance of common stock upon exercise of stock options	93,966	—	223	—	—	223
Stock based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2023	24,816,940	$2	$217,717	$(201)	$(104,423)	$113,095
Unrealized loss on investments	—	—	—	(22)	—	(22)
Issuance of common stock in connection with ATM, net	2,662,721	1	44,282	—	—	44,283
Issuance of common stock upon exercise of stock options	106,756	—	333	—	—	333
Issuance of common stock under ESPP	13,866	—	228	—	—	228
Vesting of restricted stock units	815	—	—	—	—	—
Stock based compensation	—	—	3,034	—	—	3,034
Net loss	—	—	—	—	(19,025)	(19,025)
Balance at June 30, 2023	27,601,098	$3	$265,594	$(223)	$(123,448)	$141,926

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	(585)	—	(585)
Stock based compensation	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	(10,910)	(10,910)
Balance at March 31, 2022	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947
Unrealized loss on investments	—	—	—	(141)	—	(141)
Stock based compensation	—	—	1,224	—	—	1,224
Issuance of common stock upon exercise of stock options	8,041	—	14	—	—	14
Net loss	—	—	—	—	(11,991)	(11,991)
Balance at June 30, 2022	24,418,434	$2	$211,129	$(785)	$(59,293)	$151,053

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(35,545)	$(22,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,418	2,248
Depreciation and amortization expense	43	28
Accretion of discounts and amortization of premiums on investments, net	(1,310)	(32)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(98)	5,493
Other long-term assets	(55)	(428)
Accounts payable	2,894	875
Accrued and other liabilities	2,554	191
Operating lease assets and liabilities, net	(43)	(11)
Other liabilities	(225)	—
Net cash used in operating activities	$(26,367)	$(14,537)

Cash flow from investing activities:
Purchases of short-term investments	(48,346)	(71,791)
Maturities of short-term investments	67,750	59,744
Purchases of property and equipment	(46)	(158)
Net cash provided by (used in) investing activities	$19,358	$(12,205)

Cash flow from financing activities:
Proceeds from sale of common stock in connection with ATM, net	44,888	—
Payments for offering costs	(159)	—
Proceeds from issuance of common stock under ESPP	228	—
Proceeds from issuance of common stock upon exercise of stock options	556	2
Net cash provided by financing activities	$45,513	$2

Net increase (decrease) in cash and cash equivalents	38,504	(26,740)
Cash and cash equivalents at the beginning of the year	22,397	54,197
Cash and cash equivalents at the end of the period	$60,901	$27,457

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$765
Offering costs included in accounts payable	$75	$1

See accompanying notes to unaudited interim condensed consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF OPERATIONS

(a) Organization and Nature of Operations

Aerovate Therapeutics, Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a clinical-stage biopharmaceutical company that is focused on the development of drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. The Company’s initial focus is on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). The Company initiated a global Phase 2b/Phase 3 trial of AV-101 in adults with PAH in December 2021.

(b) At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of June 30, 2023, 2,662,721 shares were sold under the Sales Agreement generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs. Following execution of the sale, the Company reclassified $0.6 million of deferred offering costs into additional paid-in capital.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of June 30, 2023, the Company had cash, cash equivalents and available-for-sale securities of $150.1 million.

Management plans to continue to incur substantial costs in order to conduct research and development activities and additional capital will be needed to undertake these activities. The Company intends to raise such capital through debt or equity financings or other arrangements to fund operations. Management believes that the Company’s current cash, cash equivalents and available-for-sale securities will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

(b) Use of Estimates

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

(c) Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(19,025)	$(11,991)	$(35,545)	$(22,901)
Net loss available to common stockholders	$(19,025)	$(11,991)	$(35,545)	$(22,901)

Denominator:
Weighted-average common stock outstanding, basic and diluted	25,166,505	24,410,503	24,973,250	24,410,448
Net loss per share, basic and diluted	$(0.76)	$(0.49)	$(1.42)	$(0.94)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of June 30,
	2023	2022
Options to purchase common stock	5,158,609	3,953,390
Unvested restricted stock units	31,066	1,631
	5,189,675	3,955,021

(d) Recently Issued and Recently Adopted Accounting Pronouncements

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$44,750	$44,750	$—	$—
Commercial paper	4,992	—	4,992	—
Total cash equivalents	49,742	44,750	4,992	—

Short-term investments
Commercial paper	47,750	—	47,750	—
Agency bonds	38,458	—	38,458	—
U.S. Treasury bills	2,987	2,987	—	—
Total short-term investments	89,195	2,987	86,208	—

Total fair value of assets	$138,937	$47,737	$91,200	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,436	$18,436	$—	$—
Total cash equivalents	18,436	18,436	—	—

Short-term investments
Commercial paper	55,577	—	55,577	—
U.S. Treasury bills	26,841	26,841	—	—
Agency Bonds	24,405	—	24,405	—
Total short-term investments	106,823	26,841	79,982	—

Total fair value of assets	$125,259	$45,277	$79,982	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and commercial paper, and short-term investments consisted of U.S. Treasury bills, agency bonds and commercial paper. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments (in thousands):

		As of June 30, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	47,827	2	(79)	47,750
U.S. Treasury bills	2 years or less	2,995	—	(9)	2,986
Agency bonds	2 years or less	38,596	—	(137)	38,459
		$89,418	$2	$(225)	$89,195

		As of December 31, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	$55,645	$16	$(84)	$55,577
U.S. Treasury bills	1 year or less	27,108	—	(267)	26,841
Agency bonds	2 years or less	24,536	2	(133)	24,405
		$107,289	$18	$(484)	$106,823

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater (in thousands):

	As of June 30, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,293	$(79)	$—	$—	$37,293	$(79)
U.S. Treasury bills	2,193	(9)	—	—	2,193	(9)
Agency bonds	32,957	(132)	5,501	(5)	38,458	(137)
	$72,443	$(220)	$5,501	$(5)	$77,944	$(225)

	As of December 31, 2022
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,928	$(84)	$—	$—	$34,928	$(84)
U.S. Treasury bills	1,971	(6)	24,833	(261)	26,804	(267)
Agency bonds	22,964	(133)	—	—	22,964	(133)
	$59,863	$(223)	$24,833	$(261)	$84,696	$(484)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of June 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of June 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the six months ended June 30, 2023, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss).

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.5 million as of June 30, 2023 and $0.3 million as of December 31, 2022.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$2,185	$1,503
Prepaid research and development	189	478
Other current assets	—	295
Total prepaid expenses and other current assets	$2,374	$2,276

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development	$5,268	$2,751
Accrued payroll and other employee benefits	1,525	1,691
Other	583	380
Total accrued and other current liabilities	$7,376	$4,822

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for an additional period of one year. The base rent payable under the Lease Term will be $22,600 per month and will be subject to annual increase of 3% on each anniversary.

As of June 30, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2023	$162
2024	508
2025	242
Total operating lease payments	912
Less: Amount representing interest	(57)
Present value of net minimum lease payments	$855

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases as of June 30, 2023 and as of December 31, 2022 were as follows (in thousands except lease term and discount rate):

	June 30,	December 31,
Operating lease liabilities:	2023	2022
Current	379	385
Non-current	476	705
Total lease liabilities	$855	$1,090
Weighted-average remaining lease term (in years)	2.0	2.4
Weighted-average incremental borrowing rate	6%	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash paid included in operating cash flows	$246	$113

Rent expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease	$111	$92	$221	$142
Short-term lease	—	11	—	46
Total rent expense	$111	$103	$221	$188

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of June 30, 2023, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

June 30, 2023
Common stock options granted and outstanding	5,158,609
Shares reserved for issuance under the 2021 Plan	776,157
Reserved for vesting of outstanding restricted stock units	31,066
Reserved for future ESPP issuances	449,494
Total	6,415,326

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

As of June 30, 2023, a total of 4,565,333 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 976,415 and 988,918 shares, effective January 1, 2022 and January 1, 2023, respectively, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of June 30, 2023, 3,741,678 options had been granted under the 2021 Plan, with 776,157 shares authorized under the 2021 Plan available for future issuance. As of June 30, 2023, a total of 1,416,931 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the six months ended June 30, 2023:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2022	4,110,219	$9.23	8.46	$82,490
Granted	1,336,001	24.01
Exercised	(200,722)	2.77
Cancelled/Forfeited	(86,889)	9.62
Outstanding at June 30, 2023	5,158,609	$13.30	8.58	29,918
Vested and exercisable at June 30, 2023	1,542,769	9.71	8.16	12,211
Vested and expected to vest at June 30, 2023	5,158,609	13.30	8.58	29,918

The weighted-average grant date fair value of stock option grants was $16.28 per share for the six months ended June 30, 2023. All exercisable options are vested and all outstanding options are vested or expected to vest.

As of June 30, 2023, there was approximately $33.8 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of June 30, 2023, 27,735 shares had been issued under the ESPP, and 449,494 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of June 30, 2023, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the six months ended June 30, 2023 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	28,881	$21.62
Granted	3,000	24.58
Vested	(815)	12.26
Forfeited	—	—
Unvested restricted stock units as of June 30, 2023	31,066	$22.15

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of June 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.8 years.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.5 - 6.1	5.5 - 6.1	5.3 - 6.1	5.5 - 6.1
Expected volatility	73.9 - 76.3%	73.8 - 76.5%	73.9 - 76.7%	73.6 - 76.5%
Risk-free interest rate	3.6 - 3.8%	2.5 - 3.4%	3.5 - 4.3%	1.6 - 3.4%
Expected dividend	—	—	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,682	$445	$2,981	$701
General and administrative	1,352	779	2,437	1,547
Total	$3,034	$1,224	$5,418	$2,248

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$2,940	$1,206	$5,229	$2,230
Restricted stock awards and units	51	—	99	—
Employee stock purchase plan awards	43	18	90	18
Total	$3,034	$1,224	$5,418	$2,248

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

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and available-for-sale securities.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change

	(unaudited)
Operating expenses:
Research and development	$16,034	$8,363	$7,671
General and administrative	4,302	3,852	450
Total operating expenses	20,336	12,215	8,121
Loss from operations	(20,336)	(12,215)	(8,121)
Other income:
Interest income	1,312	230	1,082
Other expense	(1)	(6)	5
Total other income	1,311	224	1,087
Net loss	$(19,025)	$(11,991)	$(7,034)

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $16.0 million compared to $8.4 million for the three months ended June 30, 2022. The increase of $7.7 million was primarily due to a $3.1 million increase in headcount related costs, $3.1 million increase in contract manufacturing costs, $1.1 million increase in our ongoing Phase 2b/Phase 3 trial costs, $0.5 million increase in other miscellaneous costs, and a $0.1 million decrease in regulatory and preclinical costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2023 were $4.3 million compared to $3.9 million for the three months ended June 30, 2022. The increase of $0.5 million was primarily due to a $0.8 million increase in headcount related costs, partially offset by a decrease of $0.3 million in legal and consulting costs.

Total Other Income

Other income for the three months ended June 30, 2023 was $1.3 million compared to $0.2 million for the three months ended June 30, 2022. The increase of $1.1 million was due to interest earned on our cash, cash equivalents and available-for-sale securities for the three months ended June 30, 2023.

Comparison of the six months ended June 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

Six Months Ended June 30,
	2023	2022	Change

(unaudited)
Operating expenses:

Research and development	$29,522	$15,618	$13,904
General and administrative	8,453	7,615	838
Total operating expenses	37,975	23,233	14,742
Loss from operations	(37,975)	(23,233)	(14,742)
Other income (expense):
Interest income	2,432	338	2,094
Other expense	(2)	(6)	4
Total other income	2,430	332	2,098
Net loss	$(35,545)	$(22,901)	$(12,644)

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $29.5 million compared to $15.6 million for the six months ended June 30, 2022. The increase of $13.9 million was primarily due to our ongoing Phase 2b/Phase 3 trial causing increases of $4.9 million in clinical costs, $6.4 million in headcount related costs, $1.9 million contract manufacturing costs, and $1.0 million in other miscellaneous costs, partially offset by a decrease of $0.3 million in regulatory and preclinical costs.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2023 were $8.5 million compared to $7.6 million for the six months ended June 30, 2022. The increase of $0.8 million was primarily due to a $1.3 million increase in headcount related costs and $0.1 million in miscellaneous costs, partially offset by decreases of $0.3 million in legal and consulting costs, $0.2 million in recruiting costs and $0.1 million in insurance costs.

Total Other Income (Expense)

Other income for the six months ended June 30, 2023, was $2.4 million compared to $0.3 million for the six months ended June 30, 2022. The increase of $2.1 million was due to interest earned on our cash, cash equivalents and available-for-sale securities for the six months ended June 30, 2023.

Liquidity and Capital Resources

From our inception through June 30, 2023, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

At-the-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of June 30, 2023, 2,662,721 shares were sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash, cash equivalents and available-for-sale securities on-hand as of June 30, 2023 of $150.1 million will be sufficient to fund our planned operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of June 30, 2023, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the six months ended June 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(26,367)	$(14,537)
Net cash provided by (used in) investing activities	19,358	(12,205)
Net cash provided by financing activities	45,513	2
Net increase (decrease) in cash and cash equivalents	$38,504	$(26,740)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $26.4 million, consisting primarily of our net loss incurred during the period of $35.5 million adjusted for non-cash charges of $5.4 million for stock-based compensation expense, $1.3 million of accretion on investments, and $5.0 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $5.4 million increase in accounts payable and accrued and other current liabilities, a $0.1 million decrease in other assets, a $0.2 million decrease in other liabilities and a $0.1 million decrease in prepaid expenses.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 of $19.4 million was comprised of purchases of short-term investments of $48.3 million, $0.1 million for purchases of property and equipment, offset by maturities of short-term investments of $67.8 million.

Net cash used in investing activities for the six months ended June 30, 2022 of $12.2 million was comprised of purchases of short-term investments of $71.8 million, partially offset by sales and maturities of short-term investments of $59.7 million and purchases of property and equipment of $0.2 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 of $45.5 million was comprised of $44.9 million in net proceeds received from sales of common stock under the ATM Sales Agreement, after deducting Agent commissions, $0.2 million of payments made for offering costs, and $0.8 million of proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan.

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

There have been no significant changes in our critical accounting policies and estimates during the six months ended June 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the six months ended June 30, 2023 and 2022.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the six months ended June 30, 2023 and 2022.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the six months ended June 30, 2023 and 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of June 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

The risk factors denoted with a "*", if any, are newly added or have been materially updated from our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $35.5 million and $22.9 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $123.4 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of the clinical development of AV-101, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
●	our ability to successfully open clinical trial sites for AV-101 and recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
●	our ability to obtain regulatory approval for AV-101, and the timing and scope of any such approvals we may receive;
●	the timing and cost of, and level of investment in, research and development activities relating to AV-101, which may change from time to time;
●	the cost of manufacturing AV-101, should it receive regulatory approval, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
●	the experience of any delays or any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges;
●	our ability to attract, hire and retain qualified personnel;
●	the establishment of a sales, marketing, access and distribution infrastructure and the scaling-up manufacturing capabilities, whether alone or with third parties, to commercialize any product candidates for which we may obtain regulatory approval, if any;
●	expenditures that we will or may incur to pursue additional indications for AV-101 or develop or acquire additional product candidates;
●	the level of demand for AV-101, should it receive regulatory approval, which may vary significantly;
●	the risk/benefit profile, cost and reimbursement policies with respect to AV-101, if approved, and existing and potential future therapeutics that compete with AV-101;
●	the changing and volatile United States and global economic conditions;

●	future accounting pronouncements or changes in our accounting policies; and
●	changes to government policies and/or regulation impacting the commercialization of pharmaceutical products.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated revenue, and we do not expect to generate any revenue in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell AV-101. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully enroll subjects in, and complete, our ongoing and any future clinical trials for AV-101;
●	obtain sufficient safety data required to obtain United States and foreign regulatory approval for AV-101;
●	timely file and receive U.S. Food and Drug Administration, or FDA, acceptance of our NDA for AV-101 for review;
●	receive regulatory approvals from the FDA and foreign regulatory authorities for AV-101 in order to commence marketing of AV-101;
●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	obtain and maintain patent and trade secret protection or non-patent regulatory exclusivity for AV-101;
●	execute a commercial launch of AV-101, if approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of AV-101, if and when approved, by patients, the medical community and third-party payors;
●	position AV-101 to effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement;
●	enforce and defend intellectual property rights and claims;
●	implement measures to help minimize the risk of global health crises, such as the COVID-19 pandemic, to our employees as well as patients and subjects enrolled in our clinical trials; and
●	maintain a continued acceptable safety profile of AV-101 following approval.

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

As of June 30, 2023, we had cash, cash equivalents and available-for-sale securities of $150.1 million. We expect our existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned operations into 2026 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

*Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or pursuant to our Sales Agreement, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Additionally, we have sold and may sell additional shares of our common stock pursuant to our ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc., dated  April 5, 2023, pursuant to which we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM

Program. The shares of common stock under the ATM Program were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-266883), declared effective by the Securities and Exchange Commission on August 23, 2022. As of June 30, 2023, 2,662,721 shares have been sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting commissions to the sales agent and other offering costs, and up to $30.0 million of shares of our common stock remain available for sale from time to time under the ATM Program. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to report topline data from the Phase 2b portion of the trial in the second quarter of 2024 and complete patient enrollment approximately seven months earlier. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impact on clinical trial resources post-COVID-19, and other factors that differ inside the U.S. and outside the U.S., which continue to impact patient enrollment for the Phase 2b portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 clinical trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development for PAH. In particular, we expect that AV-101 will face competition from branded and/or generic prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), and Ventavis (Janssen) and by infusion as Remodulin (United Therapeutics) Flolan (GSK) and Veletri (Janssen), which are existing drug products indicated for the treatment of PAH. Potential new prostanoid entrants include Yutrepia (Liquidia Corporation) which has received tentative FDA approval pending resolution of ongoing litigation with United Therapeutics, treprostinil palmitil (Insmed) and ralinepag (Arena Pharmaceuticals in collaboration with United Therapeutics). Additional drugs in development for PAH outside of the prostanoid pathway include sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck), rodatristat ethyl (Sumitomo Pharma America, Inc., fka Enzyvant, Inc.), MK-5475 (Merck & Co., Inc.), seralutinib (Gossamer Bio, Inc.), KER-012 (Keros Therapeutics Inc.) and LPT-001 (Novartis). Finally, we are aware that Tenax Therapeutics, Inc. and Aerami Therapeutics, Inc. have announced they intend to develop imatinib for PAH and have completed Phase 1 studies with their respective formulations.

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

In the United States and markets in other countries, patients generally rely on third-party payors to be able to afford medical services and pharmaceutical products that receive FDA approval. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. A decision by a third-party payor not to cover or separately reimburse for AV-101, could reduce physician utilization if approved. Assuming there is coverage for AV-101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or EU, or elsewhere will be available for AV-101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. For more information, see “Business – Government Regulation – Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Risks Related to Our Intellectual Property

*We have four issued U.S. patents, two allowed U.S. applications, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own four issued U.S. patents and two U.S. applications with allowed claims with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing imatinib in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable exclusivity period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan drug exclusivity.

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

The Inflation Reduction Act of 2022, or IRA includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition; require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation; and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, provides a private right of action for data breaches impacting California residents.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic has led to a period of considerable uncertainty and volatility and interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets, as well as disruptions to our business and clinical trial sites in China. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for AV-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for AV-101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. We had no exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

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

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal information, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or any service providers’, contractors’ or future collaborators’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability. Following the amendment of the CCPA by the California Privacy Rights Act, or CPRA, the CCPA is implemented and enforced by a new California data protection agency, which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of the CCPA, as amended by the CPRA, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. Already, laws similar to the CCPA have been passed in Oregon, Montana, Texas, Iowa, Indiana, Tennessee, Connecticut, Colorado, Utah, and Virginia. While these laws incorporate many similar concepts of the CCPA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated entities. In addition, Washington state recently passed a comprehensive health information privacy law. Proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union General Data Protection Regulation (with regards to the European Economic Area, or EEA, and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, GDPR refers to both EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR provides that EEA Member States may make their own further laws and regulations in relation to the processing of genetic, biometric or health data, which could result in differences between Member States, limit our ability to use and share personal data or could cause our costs to increase, and harm our business and financial condition.

The GDPR also includes restrictions on cross-border transfers of personal data to countries outside the EEA and UK that are not considered by the European Commission or UK Government as providing adequate protection to personal data, including the United States, unless a valid GDPR mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Public Offering of Common Stock

There has been no material change in the planned use of proceeds from our initial public offering as described in our final Prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 30, 2021.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
10.1#*	Compensation Recovery Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

*    Filed herewith.

#Indicates a management contract or compensatory plan, contract or arrangement.

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

AEROVATE THERAPEUTICS, INC

Date: August 14, 2023	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)