Form 10-Q
period 2023-09-30
Aerovate Therapeutics, Inc.
filed 2023-11-13
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 27,668,887 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	The coronavirus disease-19, or COVID-19, pandemic, or any future pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of AV-101. As a result of medical complications associated with pulmonary arterial hypertension, or PAH, the patient populations that AV-101 targets may be particularly susceptible to COVID-19 and its variants, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we encounter again in the future difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have five issued U.S. patents, one allowed U.S. application, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.
●	We are currently conducting, and may in the future conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing global Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	the rate and degree of market acceptance of AV-101;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance;
●	the effects of the COVID-19 pandemic or any future pandemic, epidemic, or outbreak of an infectious disease, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our clinical trials and any future studies or trials; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,180	$22,397
Short-term investments	103,019	106,823
Prepaid expenses and other current assets	2,404	2,276
Total current assets	137,603	131,496
Property and equipment, net	316	242
Operating lease right-of-use assets	713	1,003
Other long-term assets	2,244	2,560
Total assets	$140,876	$135,301

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,504	$2,575
Accrued and other current liabilities	10,770	4,822
Operating lease liabilities	451	385
Total current liabilities	14,725	7,782
Operating lease liabilities, net of current portion	358	705
Other liabilities	70	71
Total liabilities	15,153	8,558

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 27,653,187 and 24,722,974 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	268,926	215,110
Accumulated other comprehensive loss	(195)	(466)
Accumulated deficit	(143,011)	(87,903)
Total stockholders’ equity	125,723	126,743
Total liabilities and stockholders’ equity	$140,876	$135,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$16,884	$10,783	$46,406	$26,401
General and administrative	4,484	3,369	12,937	10,984
Total operating expenses	21,368	14,152	59,343	37,385
Loss from operations	(21,368)	(14,152)	(59,343)	(37,385)
Other income (expense):
Interest income	1,804	560	4,236	898
Other income (expense):	1	4	(1)	(2)
Total other income	1,805	564	4,235	896
Net loss	$(19,563)	$(13,588)	$(55,108)	$(36,489)
Comprehensive loss:
Net loss	$(19,563)	$(13,588)	$(55,108)	$(36,489)
Other comprehensive loss:
Unrealized (loss) gain on securities	(22)	14	243	(712)
Comprehensive loss	$(19,585)	$(13,574)	$(54,865)	$(37,201)
Net loss per share, basic and diluted	$(0.71)	$(0.56)	$(2.13)	$(1.49)
Weighted-average shares of common stock outstanding, basic and diluted	27,640,542	24,454,786	25,872,118	24,425,390

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	265	—	265
Issuance of common stock upon exercise of stock options	93,966	—	223	—	—	223
Stock based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2023	24,816,940	$2	$217,717	$(201)	$(104,423)	$113,095
Unrealized loss on investments	—	—	—	(22)	—	(22)
Issuance of common stock in connection with ATM, net	2,662,721	1	44,282	—	—	44,283
Issuance of common stock upon exercise of stock options	106,756	—	333	—	—	333
Issuance of common stock under ESPP	13,866	—	228	—	—	228
Vesting of restricted stock units	815	—	—	—	—	—
Stock based compensation	—	—	3,034	—	—	3,034
Net loss	—	—	—	—	(19,025)	(19,025)
Balance at June 30, 2023	27,601,098	$3	$265,594	$(223)	$(123,448)	$141,926
Unrealized gain on investments	—	—	—	28	—	28
Issuance of common stock upon exercise of stock options	46,777	—	95	—	—	95
Vesting of restricted stock units	5,312	—	—	—	—	—
Stock based compensation	—	—	3,237	—	—	3,237
Net loss	—	—	—	—	(19,563)	(19,563)
Balance at September 30, 2023	27,653,187	$3	$268,926	$(195)	$(143,011)	$125,723

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	(585)	—	(585)
Stock based compensation	—	—	1,024	—	—	1,024
Net loss	—	—	—	—	(10,910)	(10,910)
Balance at March 31, 2022	24,410,393	$2	$209,891	$(644)	$(47,302)	$161,947
Unrealized loss on investments	—	—	—	(141)	—	(141)
Stock based compensation	—	—	1,224	—	—	1,224
Issuance of common stock upon exercise of stock options	8,041	—	14	—	—	14
Net loss	—	—	—	—	(11,991)	(11,991)
Balance at June 30, 2022	24,418,434	$2	$211,129	$(785)	$(59,293)	$151,053
Unrealized gain on investments	—	—	—	14	—	14
Stock based compensation	—	—	1,499	—	—	1,499
Issuance of common stock upon exercise of stock options	87,956	—	160	—	—	160
Net loss	—	—	—	—	(13,588)	(13,588)
Balance at September 30, 2022	24,506,390	$2	$212,788	$(771)	$(72,881)	$139,138

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flow from operating activities:
Net loss	$(55,108)	$(36,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,655	3,747
Depreciation and amortization expense	68	48
Accretion of discounts and amortization of premiums on investments, net	(2,118)	(324)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128)	4,375
Other long-term assets	(70)	(407)
Accounts payable	880	3,117
Accrued and other liabilities	5,948	1,635
Operating lease assets and liabilities, net	9	41
Other liabilities	(114)	—
Net cash used in operating activities	$(41,978)	$(24,257)

Cash flow from investing activities:
Purchases of short-term investments	(96,194)	(97,363)
Maturities of short-term investments	102,500	89,994
Purchases of property and equipment	(78)	(191)
Net cash provided by (used in) investing activities	$6,228	$(7,560)

Cash flow from financing activities:
Proceeds from sale of common stock in connection with ATM, net	44,888	—
Payments for offering costs	(234)	(135)
Proceeds from issuance of common stock under ESPP	228	—
Proceeds from issuance of common stock upon exercise of stock options	651	174
Net cash provided by financing activities	$45,533	$39

Net increase (decrease) in cash and cash equivalents	9,783	(31,778)
Cash and cash equivalents at the beginning of the year	22,397	54,197
Cash and cash equivalents at the end of the period	$32,180	$22,419

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$765
Deferred offering costs included in accounts payable	$—	$149
Purchases of property and equipment in accounts payable and accrued liabilities	$64	$34

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

(b) At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of September 30, 2023, 2,662,721 shares were sold under the Sales Agreement generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs. Following execution of the sale, the Company reclassified $0.6 million of deferred offering costs into additional paid-in capital.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of September 30, 2023, the Company had cash, cash equivalents and available-for-sale securities of $135.2 million.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(19,563)	$(13,588)	$(55,108)	$(36,489)
Net loss available to common stockholders	$(19,563)	$(13,588)	$(55,108)	$(36,489)

Denominator:
Weighted-average common stock outstanding, basic and diluted	27,640,542	24,454,786	25,872,118	24,425,390
Net loss per share, basic and diluted	$(0.71)	$(0.56)	$(2.13)	$(1.49)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of September 30,
	2023	2022
Options to purchase common stock	5,236,832	4,152,934
Unvested restricted stock units	25,754	22,881
	5,262,586	4,175,815

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,666	$18,666	$—	$—
Commercial paper	5,986	—	5,986	—
Total cash equivalents	24,652	18,666	5,986	—

Short-term investments
Commercial paper	52,688	—	52,688	—
Agency bonds	38,067	—	38,067	—
U.S. Treasury bills	6,383	6,383	—	—
Corporate debt securities	5,881	—	5,881	—
Total short-term investments	103,019	6,383	96,636	—

Total fair value of assets	$127,671	$25,049	$102,622	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,436	$18,436	$—	$—
Total cash equivalents	18,436	18,436	—	—

Short-term investments
Commercial paper	55,577	—	55,577	—
U.S. Treasury bills	26,841	26,841	—	—
Agency Bonds	24,405	—	24,405	—
Total short-term investments	106,823	26,841	79,982	—

Total fair value of assets	$125,259	$45,277	$79,982	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of money market funds and commercial paper, and short-term investments consisted of U.S. Treasury bills, agency bonds, corporate debt securities, and commercial paper. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	2 years or less	52,735	2	(49)	52,688
Agency bonds	2 years or less	38,190	—	(123)	38,067
U.S. Treasury bills	2 years or less	6,398	—	(15)	6,383
Corporate debt securities	2 years or less	5,891	—	(10)	5,881
		$103,214	$2	$(197)	$103,019

		As of December 31, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	$55,645	$16	$(84)	$55,577
U.S. Treasury bills	1 year or less	27,108	—	(267)	26,841
Agency bonds	2 years or less	24,536	2	(133)	24,405
		$107,289	$18	$(484)	$106,823

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater (in thousands):

	As of September 30, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,807	$(49)	$—	$—	$37,807	$(49)
Agency bonds	35,015	(122)	3,052	(2)	38,067	(124)
U.S. Treasury bills	6,280	(14)	—	—	6,280	(14)
Corporate debt securities	5,881	(10)	—	—	5,881	(10)
	$84,983	$(195)	$3,052	$(2)	$88,035	$(197)

	As of December 31, 2022
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,928	$(84)	$—	$—	$34,928	$(84)
U.S. Treasury bills	1,971	(6)	24,833	(261)	26,804	(267)
Agency bonds	22,964	(133)	—	—	22,964	(133)
	$59,863	$(223)	$24,833	$(261)	$84,696	$(484)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of September 30, 2023 and December 31, 2022 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of September 30, 2023 and December 31, 2022, no allowance for credit losses was recorded. During the nine months ended September 30, 2023, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss).

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.4 million as of September 30, 2023 and $0.3 million as of December 31, 2022.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$1,669	$1,503
Other current assets	567	295
Prepaid research and development	168	478
Total prepaid expenses and other current assets	$2,404	$2,276

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development	$7,684	$2,751
Accrued payroll and other employee benefits	2,647	1,691
Other	439	380
Total accrued and other current liabilities	$10,770	$4,822

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

As of September 30, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2023	$102
2024	508
2025	242
Total operating lease payments	852
Less: Amount representing interest	(43)
Present value of net minimum lease payments	$809

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases as of September 30, 2023 and as of December 31, 2022 were as follows (in thousands except lease term and discount rate):

	September 30,	December 31,
Operating lease liabilities:	2023	2022
Current	451	385
Non-current	358	705
Total lease liabilities	$809	$1,090
Weighted-average remaining lease term (in years)	1.8	2.4
Weighted-average incremental borrowing rate	6%	6%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash paid included in operating cash flows	$323	$149

Rent expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease	$111	$112	$332	$254
Short-term lease	—	—	—	46
Total rent expense	$111	$112	$332	$300

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of September 30, 2023, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

September 30, 2023
Common stock options granted and outstanding	5,236,832
Shares reserved for issuance under the 2021 Plan	689,363
Reserved for vesting of outstanding restricted stock units	25,754
Reserved for future ESPP issuances	449,494
Total	6,401,443

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

As of September 30, 2023, a total of 4,565,333 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 976,415 and 988,918 shares, effective January 1, 2022 and January 1, 2023, respectively, as determined by the Company’s board of directors.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of September 30, 2023, 3,866,678 options had been granted under the 2021 Plan, with 689,363 shares authorized under the 2021 Plan available for future issuance. As of September 30, 2023, a total of 1,370,154 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the nine months ended September 30, 2023:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2022	4,110,219	$9.23	8.46	$82,490
Granted	1,461,001	23.48
Exercised	(247,499)	2.64
Cancelled/Forfeited	(86,889)	9.62
Outstanding at September 30, 2023	5,236,832	$13.51	8.37	17,749
Vested and exercisable at September 30, 2023	1,879,188	13.51	8.37	8,286
Vested and expected to vest at September 30, 2023	5,236,832	10.57	7.99	17,749

The weighted-average grant date fair value of stock option grants was $16.06 per share for the nine months ended September 30, 2023. All exercisable options are vested and all outstanding options are vested or expected to vest.

As of September 30, 2023, there was approximately $32.4 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2023, 27,735 shares had been issued under the ESPP, and 449,494 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of September 30, 2023, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2023 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	28,881	$21.62
Granted	3,000	24.58
Vested	(6,127)	21.50
Forfeited	—	—
Unvested restricted stock units as of September 30, 2023	25,754	$22.00

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of September 30, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.8 - 6.1	6.1	5.3 - 6.1	5.5 - 6.1
Expected volatility	90.8 - 91.5%	73.6 - 73.8%	73.9 - 91.5%	73.6 - 76.5%
Risk-free interest rate	4.1 - 4.4%	2.7 - 4.1%	3.5 - 4.4%	1.6 - 4.1%
Expected dividend	—	—	—	—

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,817	$600	$4,798	$1,301
General and administrative	1,420	899	3,857	2,446
Total	$3,237	$1,499	$8,655	$3,747

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$3,140	$1,450	$8,369	$3,680
Restricted stock awards and units	52	23	150	23
Employee stock purchase plan awards	45	26	135	44
Total	$3,237	$1,499	$8,655	$3,747

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change

	(unaudited)
Operating expenses:
Research and development	$16,884	$10,783	$6,101
General and administrative	4,484	3,369	1,115
Total operating expenses	21,368	14,152	7,216
Loss from operations	(21,368)	(14,152)	(7,216)
Other income:
Interest income	1,804	560	1,244
Other income (expense)	1	4	(3)
Total other income	1,805	564	1,241
Net loss	$(19,563)	$(13,588)	$(5,975)

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2023 were $16.9 million compared to $10.8 million for the three months ended September 30, 2022. The increase of $6.1 million was primarily due to a $3.1 million increase in headcount related costs, $1.9 million increase in contract manufacturing costs, $0.7 million increase in our ongoing Phase 2b/Phase 3 trial costs, $0.5 million increase in travel and other miscellaneous costs, and a $0.1 million decrease in regulatory and preclinical costs.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 were $4.5 million compared to $3.4 million for the three months ended September 30, 2022. The increase of $1.1 million was primarily due to a $0.9 million increase in headcount related costs, $0.4 million increase in travel and other miscellaneous costs, a decrease of $0.1 million in insurance costs, and a decrease of $0.1 million in recruiting costs.

Total Other Income

Other income for the three months ended September 30, 2023 was $1.8 million compared to $0.6 million for the three months ended September 30, 2022. The increase of $1.2 million was due to interest earned on our cash, cash equivalents and available-for-sale securities for the three months ended September 30, 2023.

Comparison of the nine months ended September 30, 2023 and 2022 (Unaudited)

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change

	(unaudited)
Operating expenses:
Research and development	$46,406	$26,401	$20,005
General and administrative	12,937	10,984	1,953
Total operating expenses	59,343	37,385	21,958
Loss from operations	(59,343)	(37,385)	(21,958)
Other income (expense):
Interest income	4,236	898	3,338
Other expense	(1)	(2)	1
Total other income	4,235	896	3,339
Net loss	$(55,108)	$(36,489)	$(18,619)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2023 were $46.4 million compared to $26.4 million for the nine months ended September 30, 2022. The increase of $20.0 million was primarily due to our ongoing Phase 2b/Phase 3 trial causing increases of $5.6 million in clinical costs, $9.5 million in headcount related costs, $3.8 million contract manufacturing costs, and $1.5 million in travel and other miscellaneous costs, partially offset by a decrease of $0.4 million in regulatory and preclinical costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2023 were $12.9 million compared to $11.0 million for the nine months ended September 30, 2022. The increase of $2.0 million was primarily due to a $2.2 million increase in headcount related costs and $0.5 million in travel and other miscellaneous costs, partially offset by decreases of $0.3 million in recruiting costs, $0.3 million in insurance costs, and $0.2 million in legal and consulting costs.

Total Other Income (Expense)

Other income for the nine months ended September 30, 2023, was $4.2 million compared to $0.9 million for the nine months ended September 30, 2022. The increase of $3.3 million was due to interest earned on our cash, cash equivalents and available-for-sale securities for the nine months ended September 30, 2023.

Liquidity and Capital Resources

From our inception through September 30, 2023, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

At-the-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of September 30, 2023, 2,662,721 shares were sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash, cash equivalents and available-for-sale securities on-hand as of September 30, 2023 of $135.2 million will be sufficient to fund our planned operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of September 30, 2023, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the nine months ended September 30, 2023 and 2022 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(41,978)	$(24,257)
Net cash provided by (used in) investing activities	6,228	(7,560)
Net cash provided by financing activities	45,533	39
Net increase (decrease) in cash and cash equivalents	$9,783	$(31,778)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $42.0 million, consisting primarily of our net loss incurred during the period of $55.1 million adjusted for non-cash charges of $8.7 million for stock-based compensation expense, $2.1 million of accretion on investments, and $6.5 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $6.8 million increase in accounts payable and accrued and other current liabilities, a $0.1 million decrease in other assets, a $0.1 million decrease in other liabilities and a $0.1 million decrease in prepaid expenses.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 of $6.2 million was comprised of purchases of short-term investments of $96.2 million, $0.1 million for purchases of property and equipment, offset by maturities of short-term investments of $102.5 million.

Net cash used in investing activities for the nine months ended September 30, 2022 of $7.6 million was comprised of purchases of short-term investments of $97.4 million, $0.2 million for purchases of property and equipment, offset by sales and maturities of short-term investments of $90.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 of $45.5 million was comprised of $44.9 million in net proceeds received from sales of common stock under the ATM Sales Agreement, after deducting Agent commissions, $0.2 million of payments made for offering costs, and $0.8 million of proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan.

Net cash provided by financing activities for the nine months ended September 30, 2022 of $39.0 thousand was comprised of $0.2 million in proceeds from exercises of stock options, offset by $0.1 million for payments of deferred offering costs.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2023, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2023 and 2022.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2023 and 2022.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the nine months ended September 30, 2023 and 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange

Act, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2023, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $55.1 million and $36.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $143.0 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated revenue, and we do not expect to generate any revenue in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell AV-101. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully enroll subjects in, and complete, our ongoing and any future clinical trials for AV-101;
●	obtain sufficient safety data required to obtain United States and foreign regulatory approval for AV-101;
●	timely file and receive U.S. Food and Drug Administration, or FDA, acceptance of our NDA for AV-101 for review;
●	receive regulatory approvals from the FDA and foreign regulatory authorities for AV-101 in order to commence marketing of AV-101;
●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	obtain and maintain patent and trade secret protection or non-patent regulatory exclusivity for AV-101;
●	execute a commercial launch of AV-101, if approved, whether alone or in collaboration with others;

●	obtain and maintain acceptance of AV-101, if and when approved, by patients, the medical community and third-party payors;
●	position AV-101 to effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement;
●	enforce and defend intellectual property rights and claims;
●	implement measures to help minimize the risk of global health crises, to our employees as well as patients and subjects enrolled in our clinical trials; and
●	maintain a continued acceptable safety profile of AV-101 following approval.

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

As of September 30, 2023, we had cash, cash equivalents and available-for-sale securities of $135.2 million. We expect our existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned operations into 2026 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize AV-101. Disruptions in the financial markets in general, and due to public health crises, geopolitical conflicts and economic instability, may make equity and debt financing more difficult to obtain, and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Additionally, we have sold and may sell additional shares of our common stock pursuant to our ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc., dated  April 5, 2023, pursuant to which we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Program. The shares of common stock under the ATM Program were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-266883), declared effective by the Securities and Exchange Commission on August 23, 2022. As of September 30, 2023, 2,662,721 shares have been sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting commissions to the sales agent and other offering costs, and up to $30.0 million of shares of our common stock remain available for sale from time to time under the ATM Program. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In December 2021, we announced the initiation of our Phase 2b/Phase 3 trial of AV-101 with a target enrollment of 200 patients in the Phase 2b portion. We are in the process of site activation and patient enrollment. At this time, we expect to report topline data from the Phase 2b portion of the trial in the second quarter of 2024 and complete patient enrollment approximately seven months earlier. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing impact on clinical trial resources post-COVID-19, and other factors that differ inside the U.S. and outside the U.S., which impacted patient enrollment for the Phase 2b portion of our trial and could in the future impact patient enrollment for the Phase 3 portion of our trial. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 clinical trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have experienced and may in the future experience difficulties in site activation delays and patient enrollment in our clinical trials for a variety of reasons as a result of staff shortages and short-term interruptions at clinical trial sites and CROs. We are activating new sites and enrolling patients in IMPAHCT, our ongoing Phase 2b/Phase 3 clinical trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH with a target enrollment of 200 patients in the Phase 2b portion. At this time, we expect to report topline data from the Phase 2b portion of the trial in the second quarter of 2024 and complete patient enrollment approximately seven months earlier. However, it is difficult to predict the timing of topline data availability with certainty due to the ongoing staff shortages and short-term interruptions at clinical trial sites and CROs that caused patient enrollment delays for the Phase 2b portion of our trial and could cause patient enrollment delays for the Phase 3 portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

Additionally, our CMOs may experience manufacturing difficulties or delays due to resource constraints or as a result of labor shortages, disputes or unstable political environments or on account of global pandemics or similar events. If our CMOs were to encounter any of these difficulties, our ability to provide AV-101 to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

Risks Related to Our Intellectual Property

*We have five issued U.S. patents, one allowed U.S. application, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own five issued U.S. patents and one U.S. application with allowed claims with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or the USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, limit the scope or duration of the patent protection of AV-101, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic has led to a period of considerable uncertainty and volatility and interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets, as well as disruptions to our business and clinical trial sites in China. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for AV-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for AV-101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

AEROVATE THERAPEUTICS, INC

Date: November 13, 2023	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)