Form 10-K
period 2023-12-31
Aerovate Therapeutics, Inc.
filed 2024-03-25
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the Registrant’s most recently completed second quarter) the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $232.0 million, based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market of $17.15 per share. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2024 was 27,862,961.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We are a clinical-stage biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	Our business is entirely dependent on the successful development, regulatory approval and commercialization of AV-101, our only product candidate under development.
●	We are conducting our first late-stage clinical trial of AV-101, a dry powder formulation of imatinib for the treatment of PAH administered using a dry powder inhaler, to assess its safety and tolerability. Although we believe that AV-101 has therapeutic potential for PAH based on oral imatinib’s results in the Phase 3 IMPRES trial, we are utilizing a novel dry powder formulation which may not achieve better or similar levels of clinical activity or may have similar tolerability challenges as oral imatinib. The results of earlier studies and trials of oral imatinib in PAH patients and our Phase 1 clinical trial of AV-101 in healthy volunteers may not be predictive of future trial results for AV-101.
●	If we encounter future difficulties with site activation and patient enrollment in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	We face, and will continue to face, significant competition and our failure to effectively compete may prevent us from achieving significant market penetration for AV-101, if approved. Most of our competitors have significantly greater resources than we do and we may not be able to successfully compete.
●	We rely, and intend to continue to rely, on qualified third parties to supply all components of AV-101. As a result, we are dependent on several third parties, some of which are sole source suppliers, for the manufacture of AV-101 and our supply chain, and if we experience problems with any of these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, it would materially and adversely affect our business.
●	We rely, and intend to continue to rely, on third parties in the conduct of all of our clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for AV-101.
●	We have six issued U.S. patents and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.
●	We may be unable to obtain regulatory approval for AV-101 under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of AV-101 and adversely impact our potential to generate revenue, our business and our results of operations.
●	AV-101 is a drug-device combination product, which may result in additional regulatory risks.

●	We are currently conducting, and may in the future conduct clinical trials for AV-101 outside the United States, and the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, and applicable foreign regulatory authorities may not accept data from such trials.
●	We will need to increase the size of our organization, and we may experience difficulties in managing growth.
●	We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, our business may be materially and adversely affected.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	the initiation, timing, progress, results and cost of our research and development program for AV-101 and our current and future clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work and the period during which the results of the trials will become available;
●	our expectations regarding the potential market size and size of the potential patient populations for AV-101, if approved for commercial use;
●	our clinical and regulatory development plans;
●	our expectations with regard to the data to be derived from our ongoing global Phase 2b/Phase 3 clinical trial, or any other product candidates that we may identify or develop;
●	the timing or likelihood of regulatory filings and approvals for AV-101;
●	our ability to commercialize AV-101, if approved;
●	the rate and degree of market acceptance of AV-101, including our expectations regarding prescriber interest in novel agents such as AV-101;
●	the pricing and reimbursement of AV-101, if approved;
●	the implementation of our business model and strategic plans for our business and AV-101;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing, and our ability to obtain additional capital;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering AV-101, including the projected terms of patent protection;
●	regulatory developments in the United States and foreign countries;
●	our ability to enter into strategic collaborations, including for the commercialization of AV-101 outside the United States;
●	our ability to contract with third-party suppliers, manufacturers and contract research organizations, or CROs, and their ability to perform adequately;
●	the success of competing therapies for PAH that are or may become available;
●	developments relating to our competitors and our industry, including the impact of government regulation;
●	our ability to attract and retain key scientific or management personnel;

●	our ability to obtain additional funding for our operations, when needed, including funding necessary to complete further development and commercialization of AV-101, if approved;
●	our financial performance; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 clinical trial in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. In November 2023, we completed enrollment in the Phase 2b portion and enrolled the first patient in the Phase 3 portion of Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our global Phase 2b/Phase 3 trial of AV-101 in adults with PAH. We have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs.

PAH is an orphan disease with unmet medical need and is characterized by high pressure in the vessels transporting blood from the right side of the heart to the lungs. This high pressure is caused by abnormal cellular hyperproliferation and resistance to apoptosis, driven by improper signaling in cells of the distal pulmonary arteries, which over time results in narrowing of the pulmonary vessels and forces the heart to work harder to pump blood through the lungs. The severe blood flow restriction and strain on the heart becomes increasingly severe over time and ultimately leads to heart failure that is often fatal. We estimate there are between 30,000-40,000 patients treated with approved PAH therapies in the U.S. alone, many of whom are on two or more approved PAH therapies. It is estimated that the combined global sales for PAH products in 2023 was $6.2 billion. Despite the availability of multiple approved therapies, PAH has a five-year survival rate for newly diagnosed and prevalent patients between 61% and 65%. None of the approved therapies directly address the abnormal cellular hyperproliferation of the pulmonary vasculature that causes the increased resistance to blood flow. We believe that novel treatments that primarily address abnormal cellular hyperproliferation may provide therapeutic benefit to PAH patients and lead to improved quality of life.

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

In November 2023, we announced completion of enrollment with 202 patients in the Phase 2b portion and enrollment of the first patient in the Phase 3 portion of IMPAHCT, our global double-blinded, placebo-controlled, randomized Phase 2b/Phase 3 trial of AV-101 in adults with PAH on top of standard of care. We are enrolling patients in the Phase 3 portion of this trial and will announce the approximate number of patients we plan to enroll in the Phase 3 portion of the trial based on the topline results of the Phase 2b portion of the trial. The Phase 2b portion of the trial is designed to assess safety, tolerability and inform dose selection for the Phase 3 portion using changes in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint. We will measure 6MWD as a secondary endpoint in the Phase 2b portion of this trial. We anticipate that topline data from the Phase 2b portion of this trial will be available in June 2024. In the Phase 3 portion of the trial improvement in 6MWD will be the primary endpoint. If the results of the Phase 3 trial show a statistically significant increase in 6MWD, we plan to submit a New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA, and Marketing Authorisation Application, or MAA, with the European Commission for AV-101 for the treatment of PAH. These applications will leverage the existing safety data for Gleevec oral tablets allowing the company to save time and money. If AV-101 is approved, we believe it has the potential to become an important addition to existing therapies for PAH in both the United States and Europe.

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

Our Team

Our executive management team has extensive experience in the clinical development and the commercialization of orphan drug indications. Timothy P. Noyes, our Chief Executive Officer, was a senior executive at GelTex Pharmaceuticals, Inc., or GelTex, and Genzyme Corporation, or Genzyme, where he headed all launch planning and the commercialization of Renagel, a treatment for hemodialysis patients that resulted in Genzyme’s acquisition of GelTex for more than $1 billion. Benjamin T. Dake, Ph.D., our Founder, President, Chief Operating Officer and Secretary, a cancer biologist, investor and entrepreneur, recognized the potential benefits of developing a lung-targeted imatinib and secured multiple rounds of funding to build the team at Aerovate with experts like Ralph Niven, Ph.D., our Chief Scientific Officer, who has over 30 years of expertise in translational medicine and inhalation dosage forms, and Hunter Gillies, M.B.Ch.B., our Chief Medical Officer, who has led Phase 2 and Phase 3 PAH trials at Pfizer Inc., or Pfizer, and Gilead Sciences, Inc., or Gilead, and has designed and executed PAH trials with several smaller biotechnology companies. George A. Eldridge, our Chief Financial Officer, has served as CFO for several biotechnology companies, leading four of these companies to the public markets. Marinus Verwijs, our Chief Technical Officer, has over 15 years of product development and manufacturing experience. He has worked on multiple commercial products, leading them from clinical product development to NDA filing and commercial launch. Timothy Pigot, our Chief Commercial Officer, has over 25 years of industry experience working to launch and commercialize a range of products over multiple therapeutic areas. Mr. Pigot gained significant experience in PAH during his 12 years at Gilead and 11 years at Pfizer, where his responsibilities included the launches of Revatio and Letairis for the treatment of PAH. Donna Dea, our Head of Regulatory Affairs, has over 30 years of global regulatory experience designing and implementing regulatory strategies resulting in the approval of treatments for asthma, COPD, rhinitis and others, for which several of these drugs involved inhaled formulations.

Our Strengths

We believe that our company and AV-101 possess the following attributes that may potentially increase the likelihood that we will be successful in developing and commercializing AV-101:

●	Significant efficacy for oral imatinib. In the global Phase 3 IMPRES trial, oral imatinib demonstrated statistically and clinically significant efficacy following 24 weeks of treatment on top of PAH standard of care. These results were notable for achieving statistically significant improvements in the study’s primary efficacy endpoint, 6MWD, and a key secondary endpoint, PVR, but also for hitting statistical significance on other clinically relevant efficacy endpoints on top of standard of care, which included at least two background PAH therapies. The primary endpoint of the Phase 2b portion of our Phase 2b/Phase 3 trial is the change in PVR following 24 weeks of treatment. The primary endpoint of the Phase 3 portion of our Phase 2b/Phase 3 trial is the change in 6MWD following 24 weeks of treatment. Our Phase 2b/Phase 3 trial is designed to treat a similar patient population to the IMPRES trial, patients in WHO Functional Classes II-IV on top of standard of care background PAH therapies.
●	Distinct PAH treatment mechanism. Unlike approved treatments for PAH, which act primarily through vasodilation (prostacyclin pathway, endothelin pathway, and nitric oxide pathway agents), AV-101 is designed to directly address the abnormal cellular hyperproliferation in the pulmonary vasculature that causes the increased resistance to blood flow and heart failure. We believe AV-101’s mechanism uniquely positions our product candidate, if approved, for combination therapy with existing vasodilator treatments.
●	Adaptive development path. We have designed an innovative global Phase 2b/Phase 3 clinical trial based on an adaptive design that could lead to a potential NDA filing. Our development plan also benefits from our ability to leverage prior toxicology work done with oral imatinib.
●	Improved tolerability based on route of administration. Our inhaled administration is designed to minimize systemic exposure and limit the safety and tolerability concerns observed in the IMPRES trial of oral imatinib in PAH. Our Phase 1 clinical trial results in healthy volunteers demonstrated that plasma levels of imatinib were significantly lower than those observed with the 400 mg oral dose of imatinib used in the IMPRES trial.
●	Expected comparability of concentrations of drug delivered. Based on the results of our Phase 1 clinical trial and our modeling, we expect lung concentrations of imatinib delivered by AV-101 in the 35 mg and 70 mg doses, both BID, selected for the Phase 2b portion of our Phase 2b/Phase 3 trial to overlap or surpass the lung concentrations predicted with the 400 mg oral dose in our Phase 1 clinical trial, which was the same target dose used in the Phase 3 IMPRES trial.
●	Powerful barriers to entry. We have generated strong intellectual property claims and other barriers to entry. We own four issued U.S. patent and several U.S. and foreign patent applications to protect our proprietary imatinib formulation, our drug product and methods of use. In addition, we have obtained exclusive access to a commercially available dry powder delivery device which we believe will create a substantial competitive advantage.

●	Substantial and readily addressable market opportunity. If AV-101 is approved, we believe there is a substantial medical need and market opportunity for combining AV-101 with existing standard of care, which is often two or three background agents. Beyond this base case, we also believe that AV-101, if approved, could benefit a larger group of PAH patients with earlier-stage disease such as those patients receiving only one other PAH therapy.
●	Strong leadership in PAH. Our executive management team has extensive experience in the clinical development of treatments for PAH, including Dr. Gillies who has been developing drugs for PAH for more than 20 years and recently ran the AMBITION trial that established the current first-line PAH combination therapy and Dr. Niven’s experience in manufacturing and development for inhaled small molecules. In addition, our Clinical Advisory Board includes several of the premier thought leaders in PAH who have extensive experience developing drugs and caring for patients suffering from PAH.

Our Strategy

Our strategy is to develop and commercialize AV-101 for patients suffering from PAH. Key elements of our strategy include our plans to:

●	Complete regulatory discussions for AV-101 in the United States and Europe. At our April 14, 2021 end-of-Phase 1 meeting with the FDA, we received regulatory guidance that our Phase 2b/Phase 3 trial, if successful, could support a NDA submission using the change in 6MWD compared to placebo as the primary endpoint in the Phase 3 portion of the trial; however, the process of clinical development is inherently uncertain and there can be no guarantee that we will obtain marketing approval even if we successfully achieve our primary endpoint. We have been granted orphan designation for the treatment of PAH from the FDA and from the European Commission in the European Union. We completed the formal process of seeking scientific advice and regulatory guidance from the European Medicines Agency, or EMA, regarding its requirements for regulatory approval and we believe that, if successful, our existing clinical program could support an MAA submission for regulatory approval in Europe.
●	Advance AV-101 through NDA submission. In November 2023, we announced completion of enrollment in the Phase 2b portion and enrollment of the first patient in the Phase 3 portion of IMPAHCT, our Phase 2b/Phase 3 trial of AV-101 in adults with PAH on top of standard of care PAH therapies. The Phase 2b portion of this trial will be a dose-ranging trial in which PVR will be the primary endpoint and we anticipate that topline data from the Phase 2b portion will be available in June 2024. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion and 6MWD will be the primary endpoint.
●	Commercialize AV-101 directly in the United States. If AV-101 is approved by the FDA, we intend to commercialize it ourselves in the United States with a specialty sales force focused primarily on pulmonologists and cardiologists treating adult patients suffering from PAH. We will consider entering into collaborations for the development and commercialization of AV-101 in Europe, Asia or other geographic regions, if approved by foreign regulatory authorities.
●	Pursue additional indications for AV-101. We believe that AV-101 could have clinical applications in other groups of PAH patients, such as those with earlier-stage disease who may be receiving only one other PAH therapy. We also may consider the potential use of AV-101 in other types of pulmonary vascular disease.
●	Expand our pipeline by accessing additional product opportunities. We plan to search for additional product opportunities available for license or acquisition that could be supported by the commercial infrastructure we build to successfully launch AV-101 in the United States if it is approved for marketing.

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

Prevalence of PAH and Unmet Need

Based on third-party estimates, the number of PAH patients diagnosed is between 30,000 and 40,000 in the United States with an average age at diagnosis of 53 years old and 65% to 80% of those diagnosed being women. The exact prevalence of PAH worldwide is not known but it has been estimated to be between 10 to 52 cases per million. Many drugs have been developed and made commercially available for the treatment of PAH, such as vasodilators, and it is estimated that the combined global sales for PAH products in 2023 was $6.2 billion. While advances in the treatment of PAH using vasodilatory agents over the last two decades have markedly improved survival, PAH patients still face significant disease burden and premature death. The five-year survival rate for newly diagnosed and prevalent patients is between 61% and 65%. Clearly there is unmet need for new therapies beyond the standard of care.

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

PAH patients are often treated with more than one of these drugs and new therapies are typically added to existing therapies rather than replacing drugs that are providing insufficient benefit. Based on both primary research and third party sources, we estimate that a majority of patients are taking two or three FDA approved drugs for the treatment of PAH. Oral therapies are commonly prescribed first-line, typically consisting of an ERA and PDE5 inhibitor. As patients progress in their disease severity, a prostacyclin can typically be added as a third agent. Although these therapies have been shown to improve exercise capacity, quality of life, pulmonary pressure and short-term survival, none of the current treatments are curative and patients remain on life-long therapy. Despite the availability of multiple agents within each treatment pathway and efforts to treat PAH more aggressively, the long term prognosis for patients with PAH remains poor.

Antiproliferative Medicines as a Novel Approach to Treating PAH

Sotatercept is poised to be the first approved PAH therapy directly targeting the underlying cell proliferation that leads to increased pulmonary arterial pressure, although the concept behind targeting cell proliferation to treat PAH is not new. Sotatercept is a molecule that blocks signaling of members of the TGF-beta family of growth factors. Results from a Phase 3 clinical trial in PAH showed that in patients taking one, two or three standard PAH therapies, sotatercept led to a statistically significant improvement in 6MWD with a safety profile reported to be generally consistent with what was observed with sotatercept in the previous Phase 2 study, providing further support for the therapeutic potential of antiproliferative product candidates in PAH. We are encouraged by these results as they provide independent confirmation of the importance of antiproliferative products as a potentially broad class of PAH therapeutics to complement vasodilators.  Despite the significant improvement with sotatercept therapy in multiple efficacy endpoints, it is notable that ~60% of patients did not meet the prespecified multi-component criteria for improvement, ~60% of patients did not achieve “low risk status” on the simplified French risk model and 70% of patients did not improve in New York Heart Association Functional Class status demonstrating the continued significant unmet need in PAH. Similar to the vasodilator field, we believe that PAH patients may benefit from treatment with multiple antiproliferative therapies directed against different targets.

PAH Prescriber Interest in Novel Agents

We conducted primary market research with approximately 150 PAH treating physicians to assess the demand for novel agents for the treatment of PAH.  Respondents were presented on a blinded basis with three hypothetical novel agents with efficacy and safety profiles reflective of results seen in PAH clinical trials associated with actual novel agents currently being studied and/or under regulatory review.  The majority of prescribers indicated a likelihood to utilize a therapeutic agent with characteristics similar to those of AV-101.

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

AV-101 Phase 2b/Phase 3 IMPAHCT: Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial

In December 2021, we announced the initiation of IMPAHCT, our global Phase 2b/Phase 3 trial in adults with Functional Class II through Class IV PAH with inadequate disease control on top of standard of care PAH therapies. In November 2023, we announced completion of enrollment with 202 patients in the Phase 2b portion and enrollment of the first patient in the Phase 3 portion of IMPAHCT. We are enrolling patients in the Phase 3 portion of this trial and will announce the approximate number of patients we plan to enroll in the Phase 3 portion of the trial based on the topline results of the Phase 2b portion of the trial. We anticipate that topline data from the Phase 2b portion of this trial will be available in June 2024. This clinical trial will establish the target dose in the Phase 2b portion then continue into a Phase 3 efficacy trial using the selected dose. The Phase 2b portion of this double-blind, placebo-controlled randomized trial is designed to assess safety and tolerability using change in PVR, an objective measure of the effect of AV-101 on hemodynamic function in PAH patients, as the primary endpoint to inform the selection of the appropriate dose for the Phase 3 portion of the trial. Change in 6MWD compared to placebo will be a secondary endpoint, and all efficacy endpoints will be measured following 24 weeks of treatment. The Phase 3 portion of the trial will use the change in 6MWD compared to placebo at 24 weeks as the primary endpoint. Secondary endpoints in the Phase 2b/Phase 3 trial will include N-terminal pro B-type natriuretic peptide, or NT-proBNP, a biomarker associated with heart failure; hemodynamic parameters; clinical worsening; clinical improvement; change in functional class; change in risk score; and quality of life measures. All patients completing the Phase 2b or Phase 3 portions will be invited to enter a long-term extension trial of AV-101.

Phase 2b/Phase 3 Enrollment and Timing

The Phase 2b/Phase 3 trial employs an operationally seamless, adaptive design consisting of three parts.

●	We completed Phase 2b enrollment with 202 patients across four treatment arms, which include three dose groups of AV-101 and one placebo group. The primary endpoint is the change in PVR compared to placebo at 24 weeks. Data from the Phase 2b portion will inform the selection of an optimal dose of AV-101 for Phase 3. We anticipate that topline Phase 2b data will be available in June 2024.
●	Part 3 enrollment began in November 2023 with completion of enrollment in the Phase 2b portion of the trial.
●	When the optimal dose is selected, Phase 3 will then only enroll across two treatment arms, the optimal dose of AV-101 and the placebo arm. Once the final patient enrolled in the Phase 3 portion has completed 24 weeks on study, the Phase 3 portion of the trial is complete.

Figure 12. Design of the Phase 2b/Phase 3 trial of AV-101 in adults with PAH

If the results of the Phase 3 portion of this trial show a statistically significant and potentially clinically meaningful benefit in 6MWD, we plan to submit a NDA, with the FDA for AV-101 for the treatment of PAH.

Manufacturing and Supply

We use third-party contract manufacturers for the production of our combination product, AV-101. Our active pharmaceutical ingredient, or API, is generic and can be purchased from multiple commercial vendors in compliance with the FDA’s current Good Manufacturing Practice, or current GMP, regulations and European Pharmacopoeia, or EP, standards. To be used in our inhaled product, the API requires an additional manufacturing step, which is completed at our contract manufacturing organization that complies with the FDA’s current GMP regulations. The API is converted into drug product for aerosol use by one of our two contract fill/finish providers in the United States. As AV-101 is a drug-device combination product, we have contracted with a third-party to manufacture the single-dose inhaler device that we use for delivering inhaled AV-101 to patients in our Phase 2b/Phase 3 clinical trial.

Release and stability testing to date supports stability of at least 36 months for API under ambient conditions and supports stability of at least 36 months for drug product also under ambient conditions.

Our API, finished product, and single-dose inhaler producers are accepted by the health authorities in all countries that are included in our ongoing global Phase 2b/Phase 3 clinical trial. We are routinely manufacturing clinical supplies to ensure sufficient supplies are positioned at our global distribution partner for distribution to the active clinical sites.

In anticipation of a potential NDA filing, we are manufacturing a minimum of three batches of API, finished product, and single-dose inhaler devices for registration purposes and to test these batches for stability with a goal of establishing a commercial shelf life of at least two years for finished product and bulk API.

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

Our intellectual property portfolio includes issued patents in the United States, pending patent applications in the United States, under the Patent Cooperation Treaty (PCT international applications), and in commercially relevant foreign jurisdictions for our products. The PCT international applications preserve all of our rights to file patent applications in commercially relevant foreign jurisdictions for our products. As of March 20, 2024, we own six U.S. patents, eleven U.S. patent applications, no pending PCT international applications, and thirty foreign patent applications. Our U.S. patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent term that may be available and assuming that the filed patent applications will issue as patents. Our foreign patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent terms that may be available and assuming that filed applications will issue as patents and that the foreign patent terms are calculated similarly to the calculation of U.S. patent terms for the corresponding U.S. portion of the patent portfolio. Our patent portfolio is summarized in the following table.

APPLICATION/ PATENT NO.	RELATED PRODUCT	PROTECTION SOUGHT	PROJECTED EXPIRATION*	JURISDICTION
62/849,054	AV-101	Composition of Matter; Use	N/A	US

11,229,650	AV-101	Composition of Matter; Use	5/14/2040	US
11,806,349	AV-101	Composition of Matter; Use	5/14/2040	US
18/377,561	AV-101	Composition of Matter; Use	5/14/2040	US
20806383.4	AV-101	Composition of Matter; Use; Process	5/14/2040	Europe
202080051359.5	AV-101	Composition of Matter; Use; Process	5/14/2040	China
2021-568694	AV-101	Composition of Matter; Use; Process	5/14/2040	Japan
2020274521	AV-101	Composition of Matter; Use; Process	5/14/2040	Australia
3140641	AV-101	Composition of Matter; Use; Process	5/14/2040	Canada
288111	AV-101	Composition of Matter; Use; Process	5/14/2040	Israel
202117055928	AV-101	Composition of Matter; Use; Process	5/14/2040	India
11202112719X	AV-101	Composition of Matter; Use; Process	5/14/2040	Singapore
10-2021-7041312	AV-101	Composition of Matter; Use; Process	5/14/2040	Republic of Korea
MX/A/2021/104029	AV-101	Composition of Matter; Use; Process	5/14/2040	Mexico
BR1120210230149	AV-101	Composition of Matter; Use; Process	5/14/2040	Brazil
2021/09070	AV-101	Composition of Matter; Use; Process	5/14/2040	South Africa
20210285	AV-101	Composition of Matter; Use; Process	5/14/2040	Bahrain
305/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	Jordan
KW/P/2021/466	AV-101	Composition of Matter; Use; Process	5/14/2040	Kuwait
OM/P/2021/00467	AV-101	Composition of Matter; Use; Process	5/14/2040	Oman
QA/202111/000655	AV-101	Composition of Matter; Use; Process	5/14/2040	Qatar
521430873	AV-101	Composition of Matter; Use; Process	5/14/2040	Saudi Arabia
P6002085/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	UAE
PCT/US20/32872	AV-101	Composition of Matter; Use; Process	N/A	International PCT
62/849,056	AV-101	Composition of Matter; Use	N/A	US
11,298,355	AV-101	Composition of Matter; Use	5/14/2040	US
62/849,058	AV-101	Process	N/A	US
11,413,289	AV-101	Process	5/14/2040	US
11,813,263	AV-101	Process	5/14/2040	US
18/378,949	AV-101	Process	5/14/2040	US
62/849,059	AV-101	Composition of Matter; Use	N/A	US
16/874,128	AV-101	Composition of Matter; Use	5/14/2040	US
62/877,575	AV-101	Composition of Matter; Process	N/A	US
16/874,143	AV-101	Composition of Matter; Process	5/14/2040	US
62/942,408	AV-101	Composition of Matter; Use	N/A	US
11,464,776	AV-101	Composition of Matter; Use	5/14/2040	US
17/963,607	AV-101	Composition of Matter; Use	5/14/2040	US
62/984,037	AV-101	Use; Kit	N/A	US
16/874,168	AV-101	Use; Kit	5/14/2040	US
17/685,704	AV-101	Use; Kit	5/14/2040	US
62/958,481	AV-101	Use	N/A	US
16/874,190	AV-101	Use	5/14/2040	US
PCT/US20/32874	AV-101	Use	N/A	International PCT
20806763.7	AV-101	Use		Europe
63/117,258	AV-101	Composition of Matter; Combination Products; Use	N/A	US
63/150,731	AV-101	Composition of Matter; Combination Products; Use	N/A	US
18/034,558	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	US
2021382051	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Australia
3199091	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Canada
202180076594.2	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	China

21895804.9	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Europe
202317028210	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	India
2023-530592	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Japan
PCT/US21/60526	AV-101	Composition of Matter; Combination Products; Use	N/A	International PCT
63/149,446	AV-101	Process; Composition of Matter	N/A	US
18/276,396	AV-101	Process; Composition of Matter	2/15/2042	US
2022220017	AV-101	Process; Composition of Matter	2/15/2042	Australia
3211077	AV-101	Process; Composition of Matter	2/15/2042	Canada
202280024931.8	AV-101	Process; Composition of Matter	2/15/2042	China
22753517.6	AV-101	Process; Composition of Matter	2/15/2042	Europe
2023-548863	AV-101	Process; Composition of Matter	2/15/2042	Japan
PCT/US22/16422	AV-101	Process; Composition of Matter	N/A	International PCT
63/619,079	AV-101	Use	N/A	US

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

We intend to seek approval for AV-101 initially in patients for the treatment of PAH as an add-on therapy to currently approved standard of care. We recognize that physicians have many treatment options for patients already on existing treatments for PAH, including prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), Ventavis (Janssen), and by infusion as Remodulin (United Therapeutics), Flolan (GlaxoSmithKline plc) and Veletri (Janssen). We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead) and Opsumit (Janssen). PAH is also an active indication for investigational drugs, and we may face competition in the future from sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc.) under review by the FDA and EMA, and/or seralutinib (Gossamer Bio, Inc.). To our knowledge, Aerami Therapeutics, Inc. is developing other formulations of imatinib for PAH, and have completed a Phase 1 clinical trial and indicated they intend to pursue further clinical development.

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

An IND application must become effective before human clinical trials may begin. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions relating to one or more proposed clinical trials and places the clinical trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity of the trial. Accordingly, submission of an IND application may or may not result in the FDA allowing clinical trials to commence and, once begun, issues may arise that could cause the trial to be suspended or terminated.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and Abbreviated New Drug Applications, or ANDAs, but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and combination products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the National Institutes of Health and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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

Marketing Authorisations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorisation, or MA. To obtain regulatory approval of a product in the EU, we must submit an MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Centralized Procedure

Under the centralized procedure, the European Commission issues a single MA, based on the opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, which is valid across the entire territory of the EU, as well as Iceland, Liechtenstein and Norway (i.e. the European Economic Area, or EEA). The centralized procedure is compulsory for human medicines that are: (i) derived from biotechnology processes; (ii) advanced-therapy medicinal products (i.e. gene therapy, somatic cell-therapy or tissue-engineered medicines); (iii) contain a new active substance indicated for the treatment of certain diseases, such as HIV, AIDS, cancer, diabetes, neurodegenerative diseases, viral diseases or autoimmune diseases and other immune dysfunctions; and (iv) officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized MA to the EMA if the product contains a new active substance not yet authorized in the EU, or the medicine concerned is a significant therapeutic, scientific or technical innovation, or that the granting of a centralized authorization would be in the interest of public health at the EU-level.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendations. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the point of view of therapeutic innovation. Accelerated assessment of an MAA will be performed by the CHMP in no more than 150 days (excluding clock stops) but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment. Innovative products that target an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. The benefits of a PRIME designation include the appointment of a CHMP rapporteur before submission of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

National Authorisation Procedures

There are also two other possible routes to authorize medicinal products in several Member States. National MAs are issued by the national competent authorities of the EU Member States and only cover their respective territory. They are available for products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. If the product has not received a national MA in any Member State at the time of application, an applicant may apply for simultaneous MAs in more than one EU Member State. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the Member States in which an MA is sought, one of which is selected by the applicant as the Reference Member State.

●	Mutual recognition procedure. Under the mutual recognition procedure, a medicine that has already been authorized in one EU Member State in accordance with the national procedures of that Member State, can be recognized in another Member State.

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

Data and Market Exclusivity

In the EU, innovative medicinal products approved on the basis of a complete and independent data package qualify for eight years of data exclusivity upon the grant of an MA and an additional two years of market exclusivity. Data exclusivity prevents generic and biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for an MA for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted and authorized, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be marketed until the expiration of the market exclusivity period. The overall 10 year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product in question would be of significant benefit compared to products available for that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, regulatory assistance and the possibility to apply for a centralized MA. The application for orphan designation must be submitted before the application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of an MA for an orphan medicinal product leads to ten years of market exclusivity. During the ten-year market exclusivity period, the EMA cannot accept an MAA, or grant an MA, or accept an application to extend an MA, for the same therapeutic indication, in respect of a “similar medicinal product”. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies conducted in compliance with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. At any time, an MA may be granted to a similar medicinal product for the same therapeutic indication if: (i) a second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the MA holder for the authorized orphan product consents to a second orphan medicinal product application; or (iii) the MA holder for the authorized orphan product cannot supply enough orphan medicinal product.

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

Failure to comply with EU and Member State laws that apply to the conduct of clinical trials, manufacturing approval, marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant an MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (i.e. where the medicinal product and the device do not form a single product which is intended exclusively for use in the given combination and which is not reusable), the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set forth by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on May 26, 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). The dry powder delivery device used with AV-101 is classed as a class IIa device under the Medical Devices Regulation and this will need to be certified under the Medical Devices Regulation in due course as described below. The current CE mark for the delivery device is in accordance with the Medical Devices Directive as a class I device. Under the transitional provisions of the Medical Devices Regulation, medical devices for which the conformity assessment procedure pursuant to the Medical Devices Directive did not require the involvement of a notified body, for which the declaration of conformity was drawn up prior to May 26, 2021 and for which the conformity assessment procedure pursuant to the Medical Device Regulation requires the involvement of a notified body, may be placed on the market or put into service until December 31, 2028, after which they must be re-certified under the Medical Devices Regulation.

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

For a medical device to obtain a CE mark under the Medical Devices Regulation, the device must meet the relevant general safety and performance requirements laid down in Annex I of the Medical Devices Regulation. The most fundamental requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. For class IIa medical devices, a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU countries to assess the conformity of devices before being placed on the market. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK formally left the EU (commonly referred to as “ Brexit”) on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical or medical devices regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The medicinal products regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. The new Medical Devices Regulation is not applicable in Great Britain following Brexit and the current legislation is based on the previous Medical

Devices Directive. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework which was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines and medical devices regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain or UK MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

Other International Markets—Drug Approval Process

In some international markets (e.g., China or Japan), although data generated in United States or EU trials may be submitted in support of an MAA, additional clinical trials conducted in the host territory, or studying people of the ethnicity of the host territory, may be required prior to the filing or approval of MA within the country.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. In the EU, governments influence the price of medicinal products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of those products to consumers. EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed to by the government. Member States may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market, including volume-based arrangements, caps and reference pricing mechanisms. To obtain reimbursement or pricing approval, some of the Member States may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies that are considered the local standard of care. Other EU Member States allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription medicines, has become very intense. It is increasingly common in many EU Member States for MA holders to be required to demonstrate the pharmaco-economic superiority of their products as compared to products already subject to pricing and reimbursement in specific countries. In order for drugs to be evaluated positively under such criteria, pharmaceutical companies may need to re-examine, and consider altering, a number of traditional functions relating to the selection, study, and management of drugs, whether currently marketed, under development, or being evaluated as candidates for research and/or development.

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
●	the United States Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care professionals, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
●	analogous United States state laws, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives;
●	the United States Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, United States companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and
●	similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers up to 2% per fiscal year. Subsequent legislation extended the 2% payment reduction which remains in effect through 2031. In addition, the American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.  These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the CCPA, and GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

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

Human Capital Resources

As of March 22, 2024, we had 51 full-time employees, including 43 in research and development and eight in general and administrative functions. We also contract with a number of consultants to supplement the efforts and responsibilities of our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union.

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

We are a clinical-stage biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our initial product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have completed our Phase 1 clinical trial of AV-101. We announced completion of enrollment in the Phase 2b portion and enrollment of the first patient in the Phase 3 portion of our Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT) Phase 2b/Phase 3 clinical trial for AV-101 in adults with PAH in November 2023. We may explore additional indications for AV-101, but do not intend to conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a New Drug Application, or NDA, or commercializing any products.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $75.5 million and $51.5 million for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $163.4 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated revenue, and we do not expect to generate any revenue in the near future. We do not expect to generate significant revenue unless and until we obtain regulatory approval of, and begin to sell AV-101. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

●	successfully enroll subjects in, and complete, our ongoing and any future clinical trials for AV-101;
●	obtain sufficient safety data required to obtain United States and foreign regulatory approval for AV-101;
●	timely file and receive U.S. Food and Drug Administration, or FDA, acceptance of our NDA for AV-101 for review;
●	receive regulatory approvals from the FDA and foreign regulatory authorities for AV-101 in order to commence marketing of AV-101;
●	establish commercial manufacturing capabilities or make arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
●	obtain and maintain patent and trade secret protection or non-patent regulatory exclusivity for AV-101;
●	execute a commercial launch of AV-101, if approved, whether alone or in collaboration with others;
●	obtain and maintain acceptance of AV-101, if and when approved, by patients, the medical community and third-party payors;
●	position AV-101 to effectively compete with other therapies;
●	obtain and maintain healthcare coverage and adequate reimbursement;
●	enforce and defend intellectual property rights and claims;
●	implement measures to help minimize the risk of public health crises, to our employees as well as patients and subjects enrolled in our clinical trials; and
●	maintain a continued acceptable safety profile of AV-101 following approval.

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

As of December 31, 2023, we had cash and cash equivalents and short-term investments of $122.4 million. We expect our existing cash, cash equivalents and available-for-sale securities will be sufficient to fund our planned operations into 2026 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●	the scope, timing, rate of progress, results and costs of our preclinical studies or clinical trials for AV-101 and any additional product candidates;
●	the number and scope of additional product candidates we decide to pursue;
●	the extent to which we discover and develop additional product candidates;
●	the scope and costs of manufacturing development and commercial manufacturing activities;
●	the cost, timing and outcome of regulatory review of AV-101 and any additional product candidates;
●	the cost of building a medical affairs and commercial organization including a sales force in anticipation of commercialization of AV-101 and any additional product candidates;
●	the cost and timing associated with commercializing AV-101 and any additional product candidates, if approved;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	any product liability or other lawsuits related to AV-101 and any additional product candidates;
●	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of AV-101 and any additional product candidates;
●	the extent to which we pursue additional indications for AV-101;
●	the extent to which we acquire or in-license other product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs associated with being a public company;
●	the potential additional expenses attributable to adjusting our development plans (including any supply related matters) in response to public health crises; and
●	the timing, receipt and amount of sales of AV-101 and any additional product candidates, if approved.

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

Additionally, we have sold and may sell additional shares of our common stock pursuant to our ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc., dated April 5, 2023, pursuant to which we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Program. The shares of common stock under the ATM Program were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-266883), declared effective by the Securities and Exchange Commission, or the SEC, on August 23, 2022. As of December 31, 2023, 2,662,721 shares have been sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting commissions to the sales agent and other offering costs, and up to $30.0 million of shares of our common stock remain available for sale from time to time under the ATM Program. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

We plan to seek regulatory approval to commercialize AV-101 in the United States and in selected foreign countries. The clinical and commercial success of AV-101 will depend on a number of factors, including the following:

●	our ability to raise any additional required capital on acceptable terms, or at all;
●	timely completion of clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors, as well as timely completion of any preclinical studies that may be required in the future;
●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of AV-101;
●	our ability to consistently manufacture AV-101 on a timely basis;
●	our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or current GMPs;
●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy and acceptable risk-benefit profile of AV-101;

●	the prevalence, duration and severity of potential side effects or other safety issues experienced with AV-101;
●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to AV-101;
●	the differentiation of AV-101 from other available approved or investigational drugs and treatments of PAH, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize AV-101 administered using a dry powder inhaler, or DPI;
●	our ability to successfully develop a commercial strategy and thereafter commercialize AV-101 in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;
●	the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for AV-101;
●	patients’ ability and willingness to pay out-of-pocket for AV-101 in the absence of coverage and/or adequate reimbursement from third-party payor;
●	the convenience of the administration of AV-101 using our DPI;
●	acceptance by physicians, payors and patients of the benefits, safety and efficacy of AV-101, if approved;
●	patient demand for AV-101, if approved;
●	our ability to establish and enforce intellectual property rights in and to AV-101; and
●	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

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

Any outbreak of highly infectious or contagious diseases could seriously harm our research, development, and commercialization efforts, increase our costs and expenses and have a material adverse effect on our business, financial condition, and results of operations.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The extent to which any outbreak of highly infectious or contagious diseases impacts our operations will ultimately depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic or outbreak, actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic or outbreak and containment measures, among others. Similar to other biopharmaceutical companies, we may experience protocol deviations, delays in enrolling patients and completing our ongoing global Phase 2b/Phase 3 clinical trial of AV-101, as well as general supply chain delays.

In addition, as a result of medical complications associated with PAH, the patient populations that AV-101 targets may be particularly concerned with public health crises, which may make it more difficult for us to identify patients able to enroll in our current and future clinical trials and may impact the ability of enrolled patients to complete any such trials. Any negative impact  public health crises may have on patient enrollment or treatment or the execution of our AV-101 clinical trials could cause costly delays, which could adversely affect our ability to obtain regulatory approval for and to commercialize AV-101, increase our operating expenses, and have a material adverse effect on our financial results. Timely enrollment in planned clinical trials, including our global Phase 2b/Phase 3 clinical trial for AV-101, is dependent upon clinical trial sites being able to actively recruit, screen, enroll, and treat patients in geographies which could be and have been adversely affected by global health matters, such as pandemics.

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

The results of our Phase 1 clinical trial, as well as clinical testing of oral imatinib in PAH patients by third-parties, may not be predictive of the results of our ongoing Phase 2b/Phase 3 clinical trial. In November 2023, we announced completion of enrollment with 202 patients in the Phase 2b portion, and concurrently announced enrollment of the first patient in the Phase 3 portion, of our Phase 2b/Phase 3 trial of AV-101. We have over 120 clinical sites open and enrolling patients in the Phase 3 portion of the Phase 2b/Phase 3 trial and may continue to activate additional clinical sites globally while enrollment in the Phase 3 portion continues. At this time, we expect to report topline data from the Phase 2b portion of the trial in June 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the timing of the last patient visit in the Phase 2b portion of our trial and the timing to clean and lock the database to report topline results. As we will not know the final size of the Phase 3 portion of our trial until we see the results of the Phase 2b portion of our trial, it is difficult to predict the timing of topline data availability for the Phase 3 portion of our trial with certainty. Our belief that AV-101 has a potential therapeutic benefit for PAH patients is based in part on the Phase 3 IMPRES trial conducted by Novartis AG, or Novartis, which showed oral administration of imatinib, marketed as Gleevec for multiple cancers, led to statistically significant improvements across both primary and secondary endpoints in PAH patients on top of PAH standard of care therapies. Despite the statistically significant improvements in six minute walk distance, or 6MWD, and hemodynamics, there was no difference between oral imatinib and placebo in time to clinical worsening (TTCW), a composite endpoint consisting of death, hospitalization due to worsening PAH, worsening functional class, and a 15% reduction in 6MWD. Oral imatinib was associated with significant adverse events that precluded its approval as a therapy for PAH. AV-101 is our proprietary inhaled dry powder formulation of imatinib that delivers the medicine directly to the lung tissues using a DPI. While we have completed a Phase 1 clinical trial in 82 healthy volunteers in which AV-101 demonstrated lower plasma levels of imatinib compared to 400 mg of oral imatinib and a favorable tolerability profile at a dose of up to 90 mg twice a day, AV-101 has not yet completed a trial in any patients with PAH to assess its efficacy and AV-101 may not have the same clinical activity as oral imatinib seen in the IMPRES trial. We also cannot be certain that AV-101 will continue to show similar tolerability when dosed in PAH patients as it did in healthy volunteers, and we may not be able to demonstrate to the satisfaction of the FDA the safety, efficacy and acceptable risk-benefit profile of AV-101 during our ongoing Phase 2b/Phase 3 clinical trial. As a result, even if AV-101 does achieve lower imatinib plasma concentrations in our Phase 2b/Phase 3 clinical trial, there can be no assurance that AV-101 will exhibit similar tolerability as compared to our Phase 1 clinical trial or improved tolerability as compared to the IMPRES trial of oral imatinib. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical and biotechnology industries, including Novartis in the IMPRES trial of oral imatinib, have suffered significant setbacks in Phase 3 clinical trials, even after positive results in earlier clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results in our Phase 1 clinical trial, we cannot be certain that we will not face similar setbacks.

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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We have experienced and may in the future experience difficulties in site activation delays and patient enrollment in our clinical trials for a variety of reasons as a result of staff shortages and short-term interruptions at clinical trial sites and CROs. We have over 120 clinical sites open and may activate a few new sites while enrolling patients in the Phase 3 portion of IMPAHCT, our ongoing Phase 2b/Phase 3 clinical trial to evaluate the safety and efficacy of different doses of AV-101 in adults with PAH. In November 2023, we announced completion of enrollment with 202 patients in the Phase 2b portion of IMPAHCT and announced enrollment of the first patient in the Phase 3 portion of IMPAHCT. At this time, we expect to report topline data from the Phase 2b portion of the trial in June 2024. However, it is difficult to predict the timing of topline data availability with certainty due to the timing of the last patient visit in the Phase 2b portion of our trial and the timing to clean and lock the database to report topline results. As we will not know the final size of the Phase 3 portion of our trial until we see the results of the Phase 2b portion of our trial, it is difficult to predict the timing of topline data availability for the Phase 3 portion of our trial with certainty. In addition, the ongoing staff shortages and short-term interruptions at clinical trial sites and CROs that caused patient enrollment delays for the Phase 2b portion of our trial and could cause patient enrollment delays for the Phase 3 portion of our trial. The Phase 2b portion of this trial is a dose-ranging trial in which pulmonary vascular resistance is the primary endpoint. The Phase 3 portion of the trial will be based on the optimal dose selected in the Phase 2b portion with 6MWD as the primary endpoint. The enrollment of patients depends on many additional factors, including:

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We have completed our Phase 1 clinical trial of AV-101 in healthy volunteers and announced in November 2023 completion of enrollment with 202 patients in the Phase 2b portion and enrollment of the first patient in the Phase 3 portion of our Phase 2b/Phase 3 dose-ranging clinical trial in adults with PAH. The FDA has agreed in principle with the proposed study design of our Phase 2b/Phase 3 efficacy trial, dose strengths, statistical analysis and that a single efficacy study with strong results could be sufficient to support a 505(b)(2) NDA. However, changes in regulatory requirements and guidance may occur and we may need to amend our clinical trial protocol to reflect these changes with appropriate regulatory authorities. In addition, we may experience delays in completing our ongoing and planned studies and trials of AV-101. Furthermore, we cannot be certain that studies or trials for AV-101 will not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. These factors may also impact our ability to release data within our anticipated timeframe. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development for PAH. In particular, we expect that AV-101 will face competition from branded and/or generic prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), and Ventavis (Janssen) and by infusion as Remodulin (United Therapeutics) Flolan (GSK) and Veletri (Janssen), which are existing drug products indicated for the treatment of PAH. Potential new prostanoid entrants include Yutrepia (Liquidia Corporation) which has received tentative FDA approval pending resolution of ongoing litigation with United Therapeutics, L606 liposomal treprostinil (Liquidia) treprostinil palmitil (Insmed), ralinepag (Arena Pharmaceuticals in collaboration with United Therapeutics). Additional drugs in development for PAH outside of the prostanoid pathway include sotatercept (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck) under review by the FDA and EMA, MK-5475 (Merck & Co., Inc.), seralutinib (Gossamer Bio, Inc.), KER-012 (Keros Therapeutics Inc.) and LPT-001 (Novartis). Finally, we are aware that Aerami Therapeutics, Inc. announced they intend to develop imatinib for PAH and have completed Phase 1 studies with their formulation.

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

In the United States and markets in other countries, patients generally rely on third-party payors to be able to afford medical services and pharmaceutical products that receive FDA approval. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. A decision by a third-party payor not to cover or separately reimburse for AV-101, could reduce physician utilization if approved. Assuming there is coverage for AV-101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or EU, or elsewhere will be available for AV-101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. For more information, see “Business – Government Regulation – Pricing and Reimbursement”.

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

We currently do not have the ability to independently conduct any clinical trials. The FDA and comparable foreign regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GCP-compliant clinical trials of AV-101 properly and on time. Our global Phase 2b/Phase 3 clinical trial is managed by one CRO and is currently enrolling in over 20 countries and 120 clinical sites. While we have agreements with these third parties, we monitor and control only certain aspects of their activities and have limited influence over their actual performance and the amount or timing of resources that they devote to our programs. Third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. The third parties with whom we contract for execution of our clinical trials play a significant role in the conduct of these trials and the subsequent collection and analysis of data. Although we rely on these third parties to conduct our clinical trials, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on these third parties does not relieve us of our regulatory responsibilities.

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

Risks Related to Our Intellectual Property

We have six issued U.S. patents, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success depends to a significant degree upon whether we can continue to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101 or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 and other product candidates that we may pursue may be impaired. We own six issued U.S. patents with respect to AV-101, and we can provide no assurance that any of our other current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage. Failure to obtain additional issued patents could have a material adverse effect on our ability to develop and commercialize our product candidates. Furthermore, other parties may successfully challenge, invalidate or circumvent our issued patents so that our patent rights do not create an effective competitive barrier or revenue source.

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

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, may grant orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than 5 in 10,000 persons in the European Union when the application is made or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the European Union to justify the necessary investment in its development, and, in each case, for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing imatinib in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable exclusivity period is seven years in the United States and ten years in the European Union. The European Union exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan drug exclusivity.

Even if we obtain orphan drug exclusivity for AV-101, that exclusivity may not effectively protect AV-101 from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same product for the same condition if the FDA or EMA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. Although we have received orphan designation from the EMA, there is no guarantee that such designation will be maintained on grant of a marketing authorization for AV-101.

A fast track designation by the FDA, even if granted for AV-101, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation by the FDA for a particular indication. We may seek fast track designation for AV-101, but there is no assurance that the FDA will grant this status to AV-101. The FDA has broad discretion whether or not to grant fast track designation, so even if we believe AV-101 is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a fast track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw fast track designation at any time if it believes that the designation is no longer supported by data from our clinical development program.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute AV-101, if approved. For more information, see “Business – Government Regulation – Healthcare Laws and Regulation” in our Annual Report on Form 10-K.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business – Government Regulation – Pricing and Reimbursement” in our Annual Report on Form 10-K.

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

We may be unable to adequately protect our information systems and infrastructure from cyberattacks and other cybersecurity incidents, which could result in the disclosure or compromise of confidential or proprietary information, including personal data, damage to our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers and clinical trial information. A successful cyberattack or other cybersecurity incident could result in the theft or destruction of this personal data, intellectual property, other data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cybersecurity incidents are increasing in their frequency, sophistication, level of persistence and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, ransomware, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents that may remain undetected for an extended period. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cybersecurity incidents are a threat, and there can be no assurance that our efforts will prevent cybersecurity incidents that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. We maintain cybersecurity insurance in the event of a cybersecurity incident; however, the coverage may not be sufficient to cover all financial losses. Any failure to prevent or mitigate cybersecurity incidents or improper access to, use of, or disclosure or compromise of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal, and international law and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such incidents could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents or improper access to or disclosure or compromise of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act as amended by the California Privacy Rights Act, or CCPA, provides a private right of action for data breaches impacting California residents.

Risks Related to Ownership of Our Common Stock

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2023, we had federal net operating loss (NOL) carryforwards of approximately $64.8 million and are accruing additional net operating losses in calendar year 2024, which will be added to the net operating loss carryover balance once the current year is completed. Our ability to utilize our net operating loss carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the net operating loss and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal net operating loss carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic led to a period of considerable uncertainty and volatility and interest rates in the U.S. have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets, as well as disruptions to our business and clinical trial sites in China. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, including weakened demand for AV-101, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or resulting in the inability of any future customers to pay for AV-101, if approved. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Certain other state laws impose similar privacy obligations and we also anticipate that more states will increasingly enact legislation similar to the CCPA. Already, laws similar to the CCPA have been passed in numerous other states. While these laws incorporate many similar concepts of the CCPA, there are also several key differences in the scope, application, and enforcement of the laws that will change the operational practices of regulated entities. In addition, Washington state recently passed a comprehensive health information privacy law. Proposed and newly enacted legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union General Data Protection Regulation (with regards to the European Economic Area, or EEA, and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, GDPR refers to both EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health sensitive data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors.

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

The GDPR also includes restrictions on cross-border transfers of personal data to countries outside the EEA and UK that are not considered by the European Commission or UK Government as providing adequate protection to personal data, including the United States, unless a valid GDPR mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. . Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EEA. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. The international transfer obligations under the EEA and UK data protection regimes will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA and UK personal data is transferred and which service providers we can utilize for the processing of EEA and UK personal data. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR, or Adequacy Decision, and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill, UK Bill, into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill will have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with this annual report on Form 10-K for the fiscal year ended December 31, 2023. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. To help protect against risks from cybersecurity threats to these systems, we have implemented cybersecurity processes in accordance with our risk profile and business that are informed by a recognized cybersecurity industry standard.

Our cybersecurity risk management process includes a number of components implemented by internal and external resources, including security monitoring tools, penetration tests and vulnerability assessments, and employee cybersecurity awareness training. We also engage the services of external partners who provide information security services to help maintain our hardware and software, assist with security monitoring on our devices, and help us draft and implement appropriate information security policies.

As part of our cybersecurity risk management process, we take a risk-based approach to the evaluation of third-party vendors based on the criticality and size of the vendor. This process includes a review by our external partners, as appropriate.

Governance Related to Cybersecurity Risks

Our President meets regularly with representatives from our external partners to, as applicable, review aspects of the Company’s cybersecurity processes or evaluate risks from cybersecurity threats.

Management, including our President and Chief Financial Officer, reports to the Audit Committee on our major cybersecurity risk exposures, their potential impact on us, and the steps we take to manage them. The Audit Committee considers the Company’s cybersecurity risk exposures and the steps that the Company’s management has taken to monitor and control such exposures in connection with the Audit Committee’s discussion of the Company’s risk assessment and management guidelines.

The Audit Committee reviews and discusses, at least annually, the Company’s cybersecurity risks, including the Company’s information security and risk management programs, controls and procedures, as well as high level review of the threat landscape facing the Company and the Company’s strategy to mitigate cybersecurity risks and potential security incidents. The Audit Committee also reviews the recovery and communication plans for any unplanned outage or security incident.

The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents. The Audit Committee provides updates to the board of directors regarding such oversight.

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, where we lease approximately 5,000 square feet of office space. Our Waltham lease expires in December 2025. We also lease approximately 3,500 square feet of office space located in Foster City, California which expires in October 2025. We believe that our existing facilities, as well as facilities available for rent, are sufficient for our current needs and our needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 22, 2024, there were approximately 13 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Information about our equity compensation plans will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Overview

We are a clinical-stage biopharmaceutical company focused on developing drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. Our initial focus is on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. Imatinib, marketed as Gleevec tablets, was originally developed for the treatment of multiple cancers. Oral imatinib also demonstrated statistically significant improvement on the primary endpoint, six-minute walk distance, and multiple secondary hemodynamic endpoints in PAH patients in an international Phase 3 trial conducted by Novartis but was poorly tolerated due to adverse events, or AEs, and never approved for the treatment of PAH. AV-101, delivered using a dry powder inhaler, is designed to provide lung concentrations at or above those observed with the oral dose while limiting systemic levels of the drug. We have completed a Phase 1 clinical trial in healthy volunteers and AV-101 was generally well-tolerated with no serious adverse events reported. In November 2023, we completed enrollment in the Phase 2b portion and enrolled our first patient in the Phase 3 portion of Inhaled iMatinib Pulmonary Arterial Hypertension Clinical Trial (IMPAHCT), our global Phase 2b/Phase 3 trial of AV-101 in adults with PAH. We have assembled a team with deep expertise in developing innovative PAH and inhaled therapies and commercializing novel drugs. We do not have any products approved for sale and have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future.

Recent Developments

At-The-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we established an “at-the-market” offering program, or ATM Program, to sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. During the year ended December 31, 2023, 2,662,721 shares were sold under the ATM Program, generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs. As of the date of this Annual Report on Form 10-K, approximately $30.0 million of shares remain available for sale from time to time under our ATM Program.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change

Operating expenses:
Research and development	$64,219	$38,622	$25,597
General and administrative	17,190	14,615	2,575
Total operating expenses	81,409	53,237	28,172
Loss from operations	(81,409)	(53,237)	(28,172)
Other income (expense):
Interest income	5,945	1,830	4,115
Other expense	(1)	(79)	78
Total other income	5,944	1,751	4,193
Net loss before income taxes	(75,465)	(51,486)	(23,979)
Provision for income taxes	56	25	31
Net loss	$(75,521)	$(51,511)	$(24,010)

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 were $64.2 million compared to $38.6 million for the year ended December 31, 2022. The increase of $25.6 million was primarily due to increases of $12.4 million in headcount related costs, $6.0 million in clinical trial costs, $5.6 million in manufacturing costs, and $1.9 million in other miscellaneous costs including travel and professional services, partially offset by lower pre-clinical and regulatory related costs of $0.3 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 were $17.2 million compared to $14.6 million for the year ended December 31, 2022. The increase of $2.6 million was primarily due to a $3.2 million increase in headcount related costs and a $0.6 million increase in travel and other miscellaneous costs, offset by decreases of $0.5 million in insurance costs, $0.4 million in recruiting costs, and $0.3 million in consulting costs.

Total Other Income

Other income for the year ended December 31, 2023 was $5.9 million compared to $1.8 million of other income for the year ended December 31, 2022. The change was primarily due to interest earned on the Company’s cash and cash equivalents and short-term investments for the year ended December 31, 2023.

Liquidity and Capital Resources

From our inception through December 31, 2023, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts and commissions and offering costs.

At-the-Market Offering

On April 5, 2023, we entered into the Sales Agreement with the Agent pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. During the year ended December 31, 2023, 2,662,721 shares were sold under the ATM Program, generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs. Since establishment of our ATM Program, we have sold an aggregate of $44.3 million of shares of our common stock, and up to $30.0 million of shares of our common stock remain available for sale from time to time as of the date of this Annual Report on Form 10-K.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand of $122.4 million will be sufficient to fund our planned operations into 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

In August 2021, we entered into a lease agreement, or the Waltham Lease, for approximately 5,000 square feet of office space in Waltham, Massachusetts. The term of the Waltham Lease is thirty-nine months, unless extended or earlier terminated pursuant to the terms of the Waltham Lease. In January 2024, we entered into the First Amendment to the Waltham Lease resulting in our lease expiring on December 31, 2025, and subject to scheduled annual increases of $1.00 per rentable square foot during this additional lease term. In obtaining this lease extension, we no longer have the option to extend the Waltham Lease for one additional period of three years.

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

As of December 31, 2023, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(56,778)	$(39,122)
Net cash provided by investing activities	11,876	6,926
Net cash provided by financing activities	45,996	396
Net increase (decrease) in cash and cash equivalents	$1,094	$(31,800)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $56.8 million, consisting primarily of our net loss incurred during the period of $75.5 million adjusted for $8.9 million of noncash charges and $9.7 million for net changes in operating assets and liabilities. Noncash charges consisted primarily of $11.9 million in stock-based compensation expense, partially offset by $3.1 million of amortization of our investments. The net change in operating assets and liabilities related to a $9.8 million increase in accounts payables and accrued liabilities, a $0.5 million increase in prepaid expenses and other current assets, partially offset by a $0.4 million decrease in liabilities and $0.1 million decrease in other long-term assets.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2023 of $11.9 million consisted of maturities of short-term investments of $136.0 million, offset by purchases of short-term investments of $124.0 million and $0.1 million for purchases of property and equipment.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 consisted of $44.9 million in net proceeds received from sales of common stock under the Sales Agreement, after deducting Agent commissions, $1.3 million of proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan, offset by $0.2 million of payments made for offering costs.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2023 and December 31, 2022.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Plans

On November 16, 2023, Benjamin Dake, our President, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Dake 10b5-1 Plan). Between March 18, 2024 and December 31, 2024, the Dake 10b5-1 Plan provides for the potential sale of approximately 193,530 of our common stock. The plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

On November 17, 2023, Marinus Verwijs, our Chief Technology Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Verwijs 10b5-1 Plan). Between March 19, 2024 and October 1, 2024, the Verwijs 10b5-1 Plan provides for the potential sale of approximately 42,400 of the our common stock. The plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under the plan.

On November 24, 2023, Timothy Noyes, our Chief Executive Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the Noyes 10b5-1 Plan). Between April 1, 2024 and July 16, 2025, the Noyes 10b5-1 Plan provides for the potential sale of approximately 280,000 of our common stock. The plan expires on July 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, San Diego, California (PCAOB Auditor ID: 185).

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

110

AEROVATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Aerovate Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aerovate Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 25, 2024

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$23,491	$22,397
Short-term investments	98,948	106,823
Prepaid expenses and other current assets	1,793	2,276
Total current assets	124,232	131,496
Property and equipment, net	288	242
Operating lease right-of-use assets	614	1,003
Other long-term assets	2,284	2,560
Total assets	$127,418	$135,301

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,396	$2,575
Accrued and other current liabilities	14,821	4,822
Operating lease liabilities	420	385
Total current liabilities	17,637	7,782
Operating lease liabilities, net of current portion	255	705
Other liabilities	70	71
Total liabilities	17,962	8,558

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 27,762,703 and 24,722,974 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	272,640	215,110
Accumulated other comprehensive income (loss)	237	(466)
Accumulated deficit	(163,424)	(87,903)
Total stockholders’ equity	109,456	126,743
Total liabilities and stockholders’ equity	$127,418	$135,301

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$64,219	$38,622
General and administrative	17,190	14,615
Total operating expenses	81,409	53,237
Loss from operations	(81,409)	(53,237)
Other income (expense):
Interest income	5,945	1,830
Other expense:	(1)	(79)
Total other income	5,944	1,751
Net loss before income taxes	(75,465)	(51,486)
Provision for income taxes	56	25
Net loss	$(75,521)	$(51,511)
Comprehensive loss:
Net loss	$(75,521)	$(51,511)
Other comprehensive loss:
Unrealized gain (loss) on securities	703	(407)
Comprehensive loss	$(74,818)	$(51,918)
Net loss per share, basic and diluted	$(2.87)	$(2.10)
Weighted-average shares of common stock outstanding, basic and diluted	26,331,630	24,472,104

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2021	24,410,393	$2	$208,867	$(59)	$(36,392)	$172,418
Unrealized loss on investments	—	—	—	(407)	—	(407)
Stock based compensation	—	—	5,476	—	—	5,476
Issuance of common stock upon exercise of stock options	298,712	—	617	—	—	617
Issuance of common stock under ESPP	13,869	—	150	—	—	150
Net loss	—	—	—	—	(51,511)	(51,511)
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	703	—	703
Stock based compensation	—	—	11,906	—	—	11,906
Issuance of common stock in connection with ATM, net	2,662,721	1	44,282	—	—	44,283
Vesting of restricted stock units	9,913	—	—	—	—	—
Issuance of common stock upon exercise of stock options	338,987	—	986	—	—	986
Issuance of common stock under ESPP	28,108	—	356	—	—	356
Net loss	—	—	—	—	(75,521)	(75,521)
Balance at December 31, 2023	27,762,703	$3	$272,640	$237	$(163,424)	$109,456

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(75,521)	$(51,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,906	5,476
Depreciation and amortization expense	96	68
Accretion of discounts and amortization of premiums on investments, net	(3,057)	(910)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	483	4,677
Other long-term assets	(110)	(1,872)
Accounts payable	(164)	1,368
Accrued and other liabilities	9,999	3,672
Operating lease assets and liabilities, net	(26)	43
Other liabilities	(384)	(133)
Net cash used in operating activities	$(56,778)	$(39,122)

Cash flow from investing activities:
Purchases of short-term investments	(123,982)	(147,623)
Maturities of short-term investments	136,000	154,744
Purchases of property and equipment	(142)	(195)
Net cash provided by investing activities	$11,876	$6,926

Cash flow from financing activities:
Proceeds from sale of common stock in connection with ATM, net	44,888	—
Payments for offering costs	(234)	(371)
Proceeds from issuance of common stock under ESPP	356	150
Proceeds from issuance of common stock upon exercise of stock options	986	617
Net cash provided by financing activities	$45,996	$396

Net increase (decrease) in cash and cash equivalents	1,094	(31,800)
Cash and cash equivalents at the beginning of the year	22,397	54,197
Cash and cash equivalents at the end of the period	$23,491	$22,397

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$765
Deferred offering costs included in accounts payable	$—	$15

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a clinical-stage biopharmaceutical company that is focused on the development of drugs that meaningfully improve the lives of patients with rare cardiopulmonary disease. The Company’s initial focus is on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). The Company initiated a global Phase 2b/Phase 3 trial of AV-101 in adults with PAH in December 2021 and announced in November 2023 completion of enrollment of the Phase 2b portion of this trial and enrollment of the first patient in the Phase 3 portion of this trial.

(b)	At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of December 31, 2023, 2,662,721 shares have been sold under the Sales Agreement, generating approximately $44.3 million of net proceeds after deducting commissions to the sales agent and other offering costs, and up to $30.0 million of shares of the Company’s common stock remain available for sale from time to time under the Sales Agreement.

(c)	Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $122.4 million.

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

(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash in readily available checking accounts, money market funds and commercial paper. The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

(d)	Short-term Investments

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

(e)	Concentration of Credit Risk

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

(f)	Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains or losses on available-for-sale investments. The Company displays comprehensive loss and its components as part of the consolidated statements of operations and comprehensive loss.

(g)	Fair Value Measurements

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

(h)	Prepaid Expenses and Other Current Assets

Any expenses paid prior to the related services rendered are recorded as prepaid expenses. Such prepaid expenses are expensed in the period the expense is incurred. If the expense is for a service covering multiple periods, it is expensed from the date the services begin and over the period of the service rendered (or contract service period if services rendered dates are not defined).

(i)	Property and Equipment, Net

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

(j)	Impairment of Long-lived Assets

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Through December 31, 2023, there has been no such impairment losses recorded by the Company.

(k)	Leases

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

(l)	Convertible Preferred Stock

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

(m)	Research and Development Expenses

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

(n)	Stock-Based Compensation

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

(o)	Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss ("NOL") and tax credit carryforwards.

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

(p)	Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

(q)	Net Loss Per Share

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

The following table summarizes the Company’s net loss per share:

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(75,521)	$(51,511)
Net loss available to common stockholders	$(75,521)	$(51,511)

Denominator:
Weighted-average common stock outstanding, basic and diluted	26,331,630	24,472,104
Net loss per share, basic and diluted	$(2.87)	$(2.10)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of December 31,
	2023	2022
Options to purchase common stock	5,230,344	4,110,219
Unvested restricted stock units	21,968	28,881
	5,252,312	4,139,100

(r)	Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Improvements to Income Tax Disclosures." ASU 2023-09 requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024 and for private businesses for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$19,787	$19,787	$—	$—
Total cash equivalents	19,787	19,787	—	—

Short-term investments
Agency bonds	42,255	—	42,255	—
Commercial Paper	38,386	—	38,386	—
U.S. Treasury bills	10,362	10,362	—	—
Corporate debt securities	7,945	—	7,945	—
Total short-term investments	98,948	10,362	88,586	—

Total fair value of assets	$118,735	$30,149	$88,586	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$18,436	$18,436	$—	$—
Total cash equivalents	18,436	18,436	—	—

Short-term investments
Commercial paper	55,577	—	55,577	—
U.S. Treasury bills	26,841	26,841	—	—
Agency Bonds	24,405	—	24,405	—
Total short-term investments	106,823	26,841	79,982	—

Total fair value of assets	$125,259	$45,277	$79,982	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of December 31, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	2 years or less	42,090	179	(14)	42,255
Commercial paper	2 years or less	38,362	29	(5)	38,386
U.S. Treasury bills	2 years or less	10,334	31	(3)	10,362
Corporate debt securities	2 years or less	7,925	21	(1)	7,945
		$98,711	$260	$(23)	$98,948

		As of December 31, 2022
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Commercial paper	1 year or less	$55,645	$16	$(84)	$55,577
U.S. Treasury bills	1 year or less	27,108	—	(267)	26,841
Agency bonds	2 years or less	24,536	2	(133)	24,405
		$107,289	$18	$(484)	$106,823

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater:

	As of December 31, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$6,042	$(5)	$—	$—	$6,042	$(5)
Agency bonds	3,760	(6)	6,579	(8)	10,339	(14)
U.S. Treasury bills	488	(2)	1,007	(1)	1,495	(3)
Corporate debt securities	3,110	(1)	—	—	3,110	(1)
	$13,400	$(14)	$7,586	$(9)	$20,986	$(23)

	As of December 31, 2022
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$34,928	$(84)	$—	$—	$34,928	$(84)
U.S. Treasury bills	1,971	(6)	24,833	(261)	26,804	(267)
Agency bonds	22,964	(133)	—	—	22,964	(133)
	$59,863	$(223)	$24,833	$(261)	$84,696	$(484)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2023. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.6 million and $0.3 million as of December 31, 2023 and December 31, 2022, respectively.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Prepaid expenses	$1,168	$1,503
Prepaid research and development	375	478
Other current assets	250	295
Total prepaid expenses and other current assets	$1,793	$2,276

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2023	2022
Accrued research and development	$9,363	$2,751
Accrued payroll and other employee benefits	4,368	1,691
Other	1,090	380
Total accrued and other current liabilities	$14,821	$4,822

(5) COMMITMENTS AND CONTINGENCIES

In August 2021, the Company entered into a lease agreement (the “Waltham Lease”) for approximately 5,000 square feet of office space in Waltham, Massachusetts for the Company’s corporate headquarters. The Waltham Lease has a term of thirty-nine months (“Lease Term”), unless extended or earlier terminated. The Company has the option to extend the Waltham Lease for one additional period of three years. The Lease Term had an initial abatement period, and the initial base rent payable is approximately $18,000 per month following the abatement period. The initial base rent payable will increase by approximately 2% per year over the Lease Term. The Waltham Lease commencement date was September 1, 2021. In January 2024, the Company entered into the First Amendment to the Waltham Lease resulting in the lease expiring on December 31, 2025, and an increase of $1.00 per rentable square foot during the additional lease term. In obtaining this lease extension, the Company no longer has the option to extend the Waltham Lease for one additional period of three years.

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

As of December 31, 2023, the consolidated balance sheet includes an operating lease right-of-use asset of $0.6 million and operating lease liability of $0.7 million. The total operating lease expense was $0.4 million for both of the years ended December 31, 2023 and 2022.

As of December 31, 2023, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2024	$466
2025	242
Total operating lease payments	708
Less: Amount representing interest	(33)
Present value of net minimum lease payments	$675

The components of operating leases for the years ended December 31, 2023 and December 31, 2022 were as follows (in thousands except lease term and discount rate):

	December 31,	December 31,
Operating lease liabilities:	2023	2022
Current	420	385
Non-current	255	705
Total lease liabilities	$675	$1,090
Weighted-average remaining lease term (in years)	1.5	2.4
Weighted-average incremental borrowing rate	6%	6%

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common Stock

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

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2023, the Company had reserved the following shares of common stock for future issuance:

December 31, 2023
Common stock options granted and outstanding	5,230,344
Shares reserved for issuance under the 2021 Plan	604,363
Reserved for vesting of outstanding restricted stock units	21,968
Reserved for future ESPP issuances	435,252
Total	6,291,927

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

As of December 31, 2023, a total of 4,565,333 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Since adoption, the annual increases have accumulated to a total of 3,075,841 shares through January 1, 2024.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of December 31, 2023, 3,931,887 options had been granted under the 2021 Plan, with 604,363 shares authorized under the 2021 Plan available for future issuance. As of December 31, 2023, a total of 1,298,457 options had been granted and were outstanding under the 2018 Plan.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the year ended December 31, 2023:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Vested and expected to vest at December 31, 2022	4,110,219	$9.23	8.46	$82,490
Granted	1,546,001	22.85
Exercised	(338,987)	2.91
Cancelled/Forfeited	(86,889)	9.62
Outstanding at December 31, 2023	5,230,344	$13.66	8.16	$49,728
Vested and exercisable at December 31, 2023	2,157,378	11.24	7.81	25,152
Vested and expected to vest at December 31, 2023	5,230,344	$13.66	8.16	$49,728

The weighted-average grant date fair value of stock option grants was $15.69 and $10.48 per share for the years ended December 31, 2023 and December 31, 2022, respectively. All exercisable options are vested and all outstanding options are vested or expected to vest.

As of December 31, 2023 there was approximately $29.1 million of unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of 2.3 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2023, 41,977 shares had been issued under the ESPP, and 435,252 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of December 31, 2023, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2023, was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2022	28,881	$21.62
Granted	3,000	24.58
Vested	(9,913)	21.10
Forfeited	—	—
Unvested restricted stock units as of December 31, 2023	21,968	$22.26

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over one to four years.

As of December 31, 2023, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.9 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.4 years.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Year Ended December 31,
	2023	2022
Expected term (in years)	5.3 - 6.1	5.5 - 6.1
Expected volatility	73.9 - 91.5%	73.5 - 76.5%
Risk-free interest rate	3.5 - 4.8%	1.6 - 4.3%
Expected dividend	—	—

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,621	$2,129
General and administrative	5,285	3,347
Total	$11,906	$5,476

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive (loss) income was as follows:

	Year Ended December 31,
	2023	2022
Stock options	$11,494	$5,316
Employee stock purchase plan awards	211	62
Restricted stock awards and units	201	98
Total	$11,906	$5,476

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

Expenses incurred by the Company under the Services Agreement with Carnot Pharma totaled $0 and less than $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively, and are presented in the statement of operations and comprehensive loss as research and development and general and administrative expenses. No amount was due to Carnot Pharma, LLC as of December 31, 2023 and December 31, 2022.

(9) INCOME TAXES

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
NOL carryforwards	$16,199	$11,781
Research credit carryforwards	5,153	1,601
Capitalized R&D	19,404	8,490
Stock based compensation	1,929	923
Other	1,117	790
Gross deferred tax assets	43,802	23,585
Less: valuation allowance	(43,596)	(23,283)
Total deferred tax assets	206	302
Deferred income tax liabilities:
Other	(206)	(302)
Total deferred tax liabilities	(206)	(302)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years ended December 31,
	2023	2022
U.S. Federal statutory income tax rate	$(15,831)	$(10,829)
State taxes	(3,389)	(2,828)
Permanent and other differences	416	563
Stock-based compensation	1,049	(787)
Research and development credits	(2,676)	(757)
Change in valuation allowance	20,487	14,663
Total tax provision	$56	$25

The Company had federal NOL carryforwards available of $64.8 million and $46.9 million as of December 31, 2023 and December 31, 2022, respectively, before consideration of limitations under Section 382 of the Internal Revenue Code or Section 382, as further described below. The NOL generated from 2018 onwards of $64.8 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $44.1 million and $30.5 million as of December 31, 2023 and December 31, 2022, respectively. The state NOLs may be used to offset future taxable income and will begin to expire in 2038. At December 31, 2023 the Company had federal and state research and development credit carryforwards available of $6.0 million and $1.3 million, respectively. The federal credit carryforwards will begin to expire in 2038, unless previously utilized. The Massachusetts credit carryforwards will begin expiring in 2036, unless previously utilized. The California credits carry forward indefinitely.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2023 and December 31, 2022, a valuation allowance of $43.6 million and $23.3 million, respectively, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of net deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 and 383 was not completed through December 31, 2023. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. The Company will examine the impact of any potential ownership changes in the future.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Years ended December 31,
	2023	2022
Beginning balance of unrecognized tax benefits	$993	$529
Additions based on tax positions related to the current year	1,127	461
Additions based on tax positions related to the prior year	94	3
Ending balance of unrecognized tax benefits	$2,214	$993

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

The Company is subject to taxation in the United States and various states. The Company’s Federal and state returns are subject to examination, due to the carryforward of unutilized net operating losses and research and development credits.

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

10.9*	Lease, Amendment, dated January 2, 2024, by and between the Registrant and PDM 930 Unit, LLC.
10.10

Lease, dated April 26, 2022, by and between the Registrant and Hudson Metro Center, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on April 29, 2022).

10.11

ATM Equity OfferingSM Sales Agreement, dated as of April 5, 2023, by and between Aerovate Therapeutics, Inc. and BofA Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on April 5, 2023).

19.1*	Aerovate Therapeutics, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 30, 2022).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40544) filed with the SEC on August 14, 2023).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.
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

AEROVATE THERAPEUTICS, INC.

Date: March 25, 2024	By:	/s/ Timothy P. Noyes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 25, 2024.

Name	Title	Date

/s/ Timothy P. Noyes	Chief Executive Officer and Director	March 25, 2024
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Chief Financial Officer	March 25, 2024
George A. Eldridge	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Habib Dable	Director	March 25, 2024
Habib Dable

/s/ Allison Dorval	Director	March 25, 2024
Allison Dorval

/s/ David Grayzel, M.D	Director	March 25, 2024
David Grayzel, M.D

/s/ Mark Iwicki	Director	March 25, 2024
Mark Iwicki

/s/ Maha Katabi, Ph.D.	Director	March 25, 2024
Maha Katabi, Ph. D.

/s/ Joshua Resnick, M.D.	Director	March 25, 2024
Joshua Resnick, M.D.

/s/ Donald J. Santel	Director	March 25, 2024
Donald J. Santel