Form 10-Q
period 2024-03-31
Aerovate Therapeutics, Inc.
filed 2024-05-13
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 28,808,334 shares of common stock, $0.0001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market, and other data from our own internal estimates and research as well as from reports, research surveys, studies, and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources. While we are not aware of any misstatements regarding any third-party information presented in this Quarterly Report on Form 10-Q, their estimates, in particular as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties and are subject to change based on various factors, including those discussed under the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,122	$23,491
Short-term investments	90,212	98,948
Prepaid expenses and other current assets	3,905	1,793
Total current assets	103,239	124,232
Property and equipment, net	260	288
Operating lease right-of-use assets	725	614
Other long-term assets	2,597	2,284
Total assets	$106,821	$127,418

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,313	$2,396
Accrued and other current liabilities	11,760	14,821
Operating lease liabilities	445	420
Total current liabilities	15,518	17,637
Operating lease liabilities, net of current portion	329	255
Other liabilities	70	70
Total liabilities	15,917	17,962

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 27,898,761 and 27,762,703 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	277,544	272,640
Accumulated other comprehensive (loss) income	(33)	237
Accumulated deficit	(186,610)	(163,424)
Total stockholders’ equity	90,904	109,456
Total liabilities and stockholders’ equity	$106,821	$127,418

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$20,080	$13,488
General and administrative	4,538	4,151
Total operating expenses	24,618	17,639
Loss from operations	(24,618)	(17,639)
Other income (expense):
Interest income	1,435	1,120
Other expense:	(3)	(1)
Total other income	1,432	1,119
Net loss	$(23,186)	$(16,520)
Comprehensive loss:
Net loss	$(23,186)	$(16,520)
Other comprehensive loss:
Unrealized (loss) gain on securities	(270)	265
Comprehensive loss	$(23,456)	$(16,255)
Net loss per share, basic and diluted	$(0.83)	$(0.67)
Weighted-average shares of common stock outstanding, basic and diluted	27,795,827	24,777,847

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2023	27,762,703	$3	$272,640	$237	$(163,424)	$109,456
Unrealized loss on investments	—	—	—	(270)	—	(270)
Issuance of common stock upon exercise of stock options	133,282	—	704	—	—	704
Vesting of restricted stock units	2,776	—	—	—	—	—
Stock based compensation	—	—	4,200	—	—	4,200
Net loss	—	—	—	—	(23,186)	(23,186)
Balance at March 31, 2024	27,898,761	$3	$277,544	$(33)	$(186,610)	$90,904

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	265	—	265
Issuance of common stock upon exercise of stock options	93,966	—	223	—	—	223
Stock based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2023	24,816,940	$2	$217,717	$(201)	$(104,423)	$113,095

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(23,186)	$(16,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,200	2,384
Depreciation and amortization expense	28	21
Accretion of discounts and amortization of premiums on investments, net	(759)	(671)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,112)	636
Other long-term assets	2	(89)
Accounts payable	835	2,121
Accrued and other liabilities	(3,061)	716
Operating lease assets and liabilities, net	(12)	(31)
Other liabilities	392	9
Net cash used in operating activities	$(23,673)	$(11,424)

Cash flow from investing activities:
Purchases of short-term investments	(14,750)	(15,609)
Maturities of short-term investments	23,583	31,000
Purchases of property and equipment	—	(16)
Net cash provided by investing activities	$8,833	$15,375

Cash flow from financing activities:
Payments for offering costs	(233)	—
Proceeds from issuance of common stock upon exercise of stock options	704	223
Net cash provided by financing activities	$471	$223

Net (decrease) increase in cash and cash equivalents	(14,369)	4,174
Cash and cash equivalents at the beginning of the year	23,491	22,397
Cash and cash equivalents at the end of the period	$9,122	$26,571

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$206	$—
Deferred offering costs included in accounts payable	$82	$104
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$30

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

(b) At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of March 31, 2024, 2,662,721 shares have been sold under the Sales Agreement, generating $44.3 million of net proceeds after deducting commissions to the Agent and other offering costs. In April 2024, the Company sold additional shares of its common stock for net proceeds of $23.6 million, after deducting Agent commissions and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of the Company’s common stock remain available for sale from time to time under the Sales Agreement.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. In addition, the Company expects to incur substantial operating losses for the next several years as it continues its research and development activities. As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of $99.3 million.

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

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(23,186)	$(16,520)
Net loss available to common stockholders	$(23,186)	$(16,520)

Denominator:
Weighted-average common stock outstanding, basic and diluted	27,795,827	24,777,847
Net loss per share, basic and diluted	$(0.83)	$(0.67)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of March 31,
	2024	2023
Options to purchase common stock	6,462,763	5,107,865
Unvested restricted stock units	19,192	31,881
	6,481,955	5,139,746

(d) Recently Issued and Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Entities must adopt the changes to the segment reporting guidance on a retrospective basis, and early adoption is permitted. The Company does not anticipate this ASU to materially impact our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements and related disclosures.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$3,105	$3,105	$—	$—
Total cash equivalents	3,105	3,105	—	—

Short-term investments
Agency bonds	37,446	—	37,446	—
Commercial paper	36,582	—	36,582	—
U.S. Treasury bills	9,328	9,328	—	—
Corporate debt securities	6,856	—	6,856	—
Total short-term investments	90,212	9,328	80,884	—

Total fair value of assets	$93,317	$12,433	$80,884	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$19,787	$19,787	$—	$—
Total cash equivalents	19,787	19,787	—	—

Short-term investments
Agency bonds	42,255		42,255
Commercial paper	38,386	—	38,386	—
U.S. Treasury bills	10,362	10,362	—	—
Corporate debt securities	7,945	—	7,945	—
Total short-term investments	98,948	10,362	88,586	—

Total fair value of assets	$118,735	$30,149	$88,586	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2024
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	2 years or less	37,450	35	(39)	37,446
Commercial paper	2 years or less	36,590	7	(15)	36,582
U.S. Treasury bills	2 years or less	9,339	1	(12)	9,328
Corporate debt securities	2 years or less	6,866	3	(13)	6,856
		$90,245	$46	$(79)	$90,212

		As of December 31, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	2 years or less	$42,090	179	(14)	$42,255
Commercial paper	2 years or less	38,362	29	(5)	38,386
U.S. Treasury bills	2 years or less	10,334	31	(3)	10,362
Corporate debt securities	2 years or less	7,925	21	(1)	7,945
		$98,711	$260	$(23)	$98,948

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater (in thousands):

	As of March 31, 2024
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency bonds	$20,886	$(36)	$752	$(3)	$21,638	$(39)
Commercial paper	20,371	(15)	—	—	20,371	(15)
U.S. Treasury bills	7,364	(12)	—	—	7,364	(12)
Corporate debt securities	1,976	(13)	—	—	1,976	(13)
	$50,597	$(76)	$752	$(3)	$51,349	$(79)

	As of December 31, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$6,042	$(5)	$—	$—	$6,042	$(5)
Agency bonds	3,760	(6)	6,579	(8)	10,339	(14)
U.S. Treasury bills	488	(2)	1,007	(1)	1,495	(3)
Corporate debt securities	3,110	(1)	—	—	3,110	(1)
	$13,400	$(14)	$7,586	$(9)	$20,986	$(23)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of March 31, 2024 and December 31, 2023 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of March 31, 2024 and December 31, 2023, no allowance for credit losses was recorded. During the three months ended March 31, 2024 the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.3 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid research and development	$1,939	$375
Prepaid expenses	1,662	1,168
Other current assets	304	250
Total prepaid expenses and other current assets	$3,905	$1,793

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development	$9,752	$9,363
Accrued payroll and other employee benefits	1,334	4,368
Other	674	1,090
Total accrued and other current liabilities	$11,760	$14,821

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for an additional period of one year. The base rent payable under the Foster City Lease is approximately $22,600 per month and will be subject to annual increase of 3% on each anniversary.

As of March 31, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2024	$571
2025	242
Total operating lease payments	813
Less: Amount representing interest	(39)
Present value of net minimum lease payments	$774

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases for the three months ended March 31, 2024 and year ended and December 31, 2023 were as follows (in thousands except lease term and discount rate):

	March 31,	December 31,
Operating lease liabilities:	2024	2023
Current	445	420
Non-current	329	255
Total lease liabilities	$774	$675
Weighted-average remaining lease term (in years)	1.6	1.5
Weighted-average incremental borrowing rate	6.4%	6.0%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Cash paid included in operating cash flows	$127	$123

Operating lease expense was as follows (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease	$113	$111
Short-term lease	83	—
Total rent expense	$196	$111

(6) STOCKHOLDERS’ EQUITY

On July 2, 2021, the Company’s certificate of amendment to its certificate of incorporation became effective, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of March 31, 2024, the Company had reserved the following shares of common stock, on an as-converted basis, for future issuance:

March 31, 2024
Common stock options granted and outstanding	6,462,763
Shares reserved for issuance under the 2021 Plan	349,170
Reserved for vesting of outstanding restricted stock units	19,192
Reserved for future ESPP issuances	435,252
Total	7,266,377

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

As of March 31, 2024, a total of  5,675,841 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan, of which 349,170 shares remain available for issuance. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the

Company’s board of directors. Since adoption, the number of shares available under the 2021 Plan pursuant to the annual increases totals 3,075,841 shares through January 1, 2024.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of March 31, 2024, 5,257,038 and 1,205,725 options had been granted under the 2021 Plan and 2018 Plan, respectively.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the three months ended March 31, 2024:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2023	5,230,344	$13.66	8.16	$49,728
Granted	1,396,691	19.75
Exercised	(133,282)	5.30
Cancelled/Forfeited	(30,990)	22.07
Outstanding at March 31, 2024	6,462,763	$15.11	8.32	$93,463
Vested and exercisable at March 31, 2024	2,440,412	12.04	7.65	42,791

The weighted-average grant date fair value of stock option grants was $14.99 per share for the three months ended March 31, 2024.

As of March 31, 2024, there was $45.9 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2024, 41,977 shares had been issued under the ESPP, and 435,252 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of March 31, 2024, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the three months ended March 31, 2024 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	21,968	$22.26
Granted	—	—
Vested	(2,776)	23.10
Forfeited	—	—
Unvested restricted stock units as of March 31, 2024	19,192	$22.14

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of March 31, 2024, the Company had unrecognized stock-based compensation expense related to its unvested restricted stock units of $0.4 million, which is expected to be recognized over the remaining weighted-average vesting period of 2.2 years.

(d) Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,494	$1,299
General and administrative	1,706	1,085
Total	$4,200	$2,384

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$4,067	$2,289
Restricted stock awards and units	47	48
Employee stock purchase plan awards	86	47
Total	$4,200	$2,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 25, 2024. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Quarterly Report. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Recent Developments

At-The-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we established an “at-the-market” offering program, or ATM Program, to sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of March 31, 2024, 2,662,721 shares were sold under the ATM Program, generating $44.3 million of net proceeds after deducting Agent commissions and other offering costs. In April 2024, we sold additional shares of our common stock for net proceeds of $23.6 million, after deducting Agent commissions and other offering costs. As of the date of this Quarterly Report on Form 10-Q, approximately $6.0 million of shares remain available for sale from time to time under our ATM Program.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change

	(unaudited)
Operating expenses:
Research and development	$20,080	$13,488	$6,592
General and administrative	4,538	4,151	387
Total operating expenses	24,618	17,639	6,979
Loss from operations	(24,618)	(17,639)	(6,979)
Other income (expense):
Interest income	1,435	1,120	315
Other expense	(3)	(1)	(2)
Total other income	1,432	1,119	313
Net loss	$(23,186)	$(16,520)	$(6,666)

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 were $20.1 million compared to $13.5 million for the three months ended March 31, 2023. The increase of $6.6 million was primarily due to our ongoing Phase 2b/Phase 3 trial causing increases of $3.5 million in manufacturing costs, $2.4 million in headcount related costs, and $0.6 million in pre-clinical and regulatory related costs. The remaining increase is attributable to travel and other miscellaneous costs.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 were $4.5 million compared to $4.2 million for the three months ended March 31, 2023. The increase of $0.4 million was primarily due to a $0.7 million increase in headcount related costs, and a $0.1 million increase in other miscellaneous costs, partially offset by a $0.2 million decrease in other insurance costs, and a $0.2 million decrease in other consulting costs.

Total Other Income

Other income for the three months ended March 31, 2024 was $1.4 million compared to $1.1 million for the three months ended March 31, 2023. The change of $0.3 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended March 31, 2024.

Liquidity and Capital Resources

From our inception through March 31, 2024, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

At-the-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of March 31, 2024, 2,662,721 shares were sold under the ATM Program, generating approximately $44.3 million of net proceeds after deducting Agent commissions and other offering costs. In April 2024, we sold additional shares of our common stock for net proceeds of $23.6 million, after deducting Agent commissions and other offering costs. As of the date of this Quarterly Report on Form 10-Q, approximately $6.0 million of shares remain available for sale from time to time under our ATM Program.

Future Funding Requirements

As of March 31, 2024, we had cash and cash equivalents and short-term investments of $99.3 million, before the additional net proceeds in April 2024 of $23.6 million from our ATM Program. We expect our existing cash, cash equivalents and short-term investments, will be sufficient to fund our planned operations into 2026 based upon our current operating plans. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of March 31, 2024, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the three months ended March 31, 2024 and 2023 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023

	(unaudited)
Net cash used in operating activities	$(23,673)	$(11,424)
Net cash provided by investing activities	8,833	15,375
Net cash provided by financing activities	471	223
Net increase (decrease) in cash and cash equivalents	$(14,369)	$4,174

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $23.7 million, consisting primarily of our net loss incurred during the period of $23.2 million adjusted for non-cash charges of $4.2 million for stock-based compensation expense, $0.8 million of accretion on investments, and $3.9 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $2.1 million increase in prepaid expenses, a $0.4 million increase in other long term liabilities, and a $2.2 million decrease in accounts payable and accrued and other current liabilities.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 of $8.8 million was comprised of purchases of short-term investments of $14.8 million, offset by maturities of short-term investments of $23.6 million.

Net cash provided by investing activities for the three months ended March 31, 2023 of $15.4 million was comprised of purchases of short-term investments of $15.6 million, offset by maturities of short-term investments of $31.0 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $0.5 million was comprised of $0.7 million for proceeds on exercises of stock options, offset by $0.2 million of payments made for offering costs .

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2024 and 2023.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2024 and 2023.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2024 and 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $23.2 million and $16.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $186.6 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. AV-101 will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. In addition, as a public company, we will continue to incur additional costs associated with operating that we did not incur as a private company. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop AV-101 through clinical trials and regulatory submissions. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2024, we had cash and cash equivalents and short-term investments of $99.3 million, before the additional net proceeds in April 2024 of $23.6 million from our ATM Program. We expect our existing cash, cash equivalents and short-term investments, will be sufficient to fund our planned operations into 2026 based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additionally, we have sold and may sell additional shares of our common stock pursuant to our ATM Equity OfferingSM Sales Agreement with BofA Securities, Inc., or the Agent, dated April 5, 2023, or the Sales Agreement, pursuant to which we may offer and sell, from time to time at our discretion, shares of our common stock having an aggregate offering price of up to $75.0 million, or the ATM Program. The shares of common stock under the ATM Program were registered pursuant to a shelf registration statement on Form S-3 (File No. 333-266883), declared effective by the Securities and Exchange Commission, or the SEC, on August 23, 2022. As of March 31, 2024, 2,662,721 shares have been sold under the Sales Agreement, generating $44.3 million of net proceeds after deducting commissions to the Agent and other offering costs. In April 2024, we sold additional shares of our common stock for net proceeds of $23.6 million, after deducting Agent commissions and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of our common stock remain available for sale from time to time under the ATM Program. If we sell, or the market perceives that we intend to sell, substantial amounts of our common stock under our Form S-3 shelf registration statement or otherwise, the market price of our common stock could decline significantly. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

If approved, AV-101 is expected to face competition from drug products that are already on the market, as well as those in clinical development for PAH. In particular, we expect that AV-101 will face competition from newly approved novel agents such as Winrevair (Acceleron Pharma, Inc., a wholly-owned subsidiary of Merck & Co., Inc., or Merck) and established branded and/or generic prostanoids available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso and Tyvaso DPI (United Therapeutics), and Ventavis (Janssen) and by infusion as Remodulin (United Therapeutics) Flolan (GSK) and Veletri (Janssen), which are existing drug products indicated for the treatment of PAH. Potential new prostanoid entrants include Yutrepia (Liquidia Corporation) which has received tentative FDA approval pending resolution of ongoing litigation with United Therapeutics, L606 liposomal treprostinil (Liquidia) treprostinil palmitil (Insmed), ralinepag (Arena Pharmaceuticals in collaboration with United Therapeutics). Additional drugs in development for PAH outside of the prostanoid pathway include seralutinib (Gossamer Bio, Inc.), KER-012 (Keros Therapeutics Inc.) and LTP001 (Novartis). Finally, we are aware that Aerami Therapeutics, Inc. announced they intend to develop imatinib for PAH and have completed Phase 1 studies with their formulation.

We believe that AV-101, if approved, could be used prior to or in combination with prostanoids, and in combination with existing front-line agents such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United

Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen), and the ERA/PDE-5 fixed dose combination product Opsynvi (Janssen).

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

Once an NDA is approved, including under the 505(b)(2) pathway, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of Abbreviated New Drug Applications, or ANDAs, and may obtain therapeutical equivalence evaluations for 505(b)(2) pathway drugs under the Food and Drug Omnibus Reform Act’s expanded authorities, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

In the United States and markets in other countries, patients generally rely on third-party payors to be able to afford medical services and pharmaceutical products that receive FDA approval. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. A decision by a third-party payor not to cover or separately reimburse for AV-101, could reduce physician utilization if approved. Assuming there is coverage for AV-101 by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union, or EU, or elsewhere will be available for AV-101 and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future. For more information, see “Business – Government Regulation – Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our finished drug product, a proprietary inhaled dry powder formulation and DPI, will be regulated as a drug-device combination product. The DPI we use to administer AV-101 is currently CE marked and used outside the United States but AV-101 would be the first drug to obtain approval with this DPI in the United States. We believe the delivery device we selected will work well with AV-101 and we have conducted human factor studies with this DPI; however, the Phase 2b trial was the first time we used the device in a clinical trial setting, and the capsules we use with the DPI in Phase 2b/Phase 3 are filled with higher amounts of active pharmaceutical ingredient compared to the Phase 1 clinical trial. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of AV-101 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The DPI will be subject to FDA design control device requirements which comprise among other things, design verification, design validation (including human factors testing), and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of our company, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in AV-101 reaching the market.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute AV-101, if approved. For more information, see “Business – Government Regulation – Healthcare Laws and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of our current or future product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain regulatory approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements, (ii) additions or modifications to product labeling, (iii) the recall or discontinuation of our products or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business – Government Regulation – Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s initial certification under Section 404 of the Sarbanes-Oxley Act was provided with our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 25, 2024. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading agreement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit
Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
10.1*	Lease Amendment, dated January 2, 2024, by and between the Registrant and PDM 930 Unit, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

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

AEROVATE THERAPEUTICS, INC

Date: May 13, 2024	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2024	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)