Form 10-Q
period 2024-09-30
Aerovate Therapeutics, Inc.
filed 2024-11-12
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 28,874,513 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL AND OTHER RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks include, but are not limited to, the following:

●	We may not be successful in consummating the Merger.
●	If we are successful in completing the Merger, we may be exposed to other operational and financial risks.
●	If the Merger is not completed, our board of directors may pursue a dissolution and liquidation. In such event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation and the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	Failure to complete the Merger may result in either Jade or us paying a termination fee to the other party and could harm our common stock price and the future business and operations of each company.
●	Some of Jade’s and our executive officers and directors have interests in the Merger that are different from yours.
●	We are a biopharmaceutical company with a limited operating history.
●	We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.
●	We have no products approved for commercial sale and have not generated any revenue from product sales.
●	The results of earlier studies and trials may not be predictive of future trial results.
●	We have six issued U.S. patents and many pending patent applications with respect to AV-101, however, we have begun the process of abandoning our patent estate and we are no longer prosecuting our patent applications. Further, we can provide no assurance that any of our future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.
●	We may be unable to obtain regulatory approval under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of any product candidates and adversely impact our potential to generate revenue, our business and our results of operations.
●	Unfavorable global economic or political conditions could adversely affect our business, financial condition or results of operations.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	anticipated expenses and cost savings in connection with our discontinuation of development of AV-101;
●	the proposed merger with Jade Biosciences, Inc., and related transactions;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing;
●	our expectations for clinical and regulatory development plans;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates we may develop;
●	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	potential regulatory developments in the United States and foreign countries;
●	developments relating to our competitors and our industry, including the impact of government laws and regulations;
●	our ability to retain key management personnel in order to operate our business following announcement of our workforce reduction plan and the proposed merger with Jade Biosciences, Inc., and related transactions;
●	our ability to obtain additional funding for our operations, if needed, should we decide to pursue development of other product candidates; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$31,115	$23,491
Short-term investments	57,615	98,948
Prepaid expenses and other current assets	1,875	1,793
Total current assets	90,605	124,232
Property and equipment, net	14	288
Operating lease right-of-use assets	259	614
Other long-term assets	81	2,284
Total assets	$90,959	$127,418

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$908	$2,396
Accrued and other current liabilities	8,948	14,821
Operating lease liabilities	459	420
Total current liabilities	10,315	17,637
Operating lease liabilities, net of current portion	81	255
Other liabilities	70	70
Total liabilities	10,466	17,962

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 28,867,711 and 27,762,703 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	307,888	272,640
Accumulated other comprehensive gain	224	237
Accumulated deficit	(227,622)	(163,424)
Total stockholders’ equity	80,493	109,456
Total liabilities and stockholders’ equity	$90,959	$127,418

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$10,328	$16,884	$51,656	$46,406
General and administrative	7,082	4,484	16,537	12,937
Total operating expenses	17,410	21,368	68,193	59,343
Loss from operations	(17,410)	(21,368)	(68,193)	(59,343)
Other income (expense):
Interest income	1,183	1,804	4,014	4,236
Other expense:	(10)	1	(19)	(1)
Total other income	1,173	1,805	3,995	4,235
Net loss	$(16,237)	$(19,563)	$(64,198)	$(55,108)
Comprehensive loss:
Net loss	$(16,237)	$(19,563)	$(64,198)	$(55,108)
Other comprehensive loss:
Unrealized (loss) gain on securities	307	(22)	(13)	243
Comprehensive loss	$(15,930)	$(19,585)	$(64,211)	$(54,865)
Net loss per share, basic and diluted	$(0.56)	$(0.71)	$(2.25)	$(2.13)
Weighted-average shares of common stock outstanding, basic and diluted	28,863,327	27,640,542	28,572,338	25,872,118

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2023	27,762,703	$3	$272,640	$237	$(163,424)	$109,456
Unrealized loss on investments	—	—	—	(270)	—	(270)
Issuance of common stock upon exercise of stock options	133,282	—	704	—	—	704
Vesting of restricted stock units	2,776	—	—	—	—	—
Stock based compensation	—	—	4,200	—	—	4,200
Net loss	—	—	—	—	(23,186)	(23,186)
Balance at March 31, 2024	27,898,761	$3	$277,544	$(33)	$(186,610)	$90,904
Unrealized loss on investments	—	—	—	(50)	—	(50)
Issuance of common stock in connection with ATM, net	800,000	—	23,635	—	—	23,635
Issuance of common stock upon exercise of stock options	119,239	—	511	—	—	511
Issuance of common stock under ESPP	34,034	—	308	—	—	308
Vesting of restricted stock units	2,716	—	—	—	—	—
Stock based compensation	—	—	3,865	—	—	3,865
Net loss	—	—	—	—	(24,775)	(24,775)
Balance at June 30, 2024	28,854,750	$3	$305,863	$(83)	$(211,385)	$94,398
Unrealized gain on investments	—	—	—	307	—	307
Issuance of common stock upon exercise of stock options	12,961	—	22	—	—	22
Stock based compensation	—	—	2,003	—	—	2,003
Net loss	—	—	—	—	(16,237)	(16,237)
Balance at September 30, 2024	28,867,711	$3	$307,888	$224	$(227,622)	$80,493

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	265	—	265
Issuance of common stock upon exercise of stock options	93,966	—	223	—	—	223
Stock based compensation	—	—	2,384	—	—	2,384
Net loss	—	—	—	—	(16,520)	(16,520)
Balance at March 31, 2023	24,816,940	$2	$217,717	$(201)	$(104,423)	$113,095
Unrealized loss on investments	—	—	—	(22)	—	(22)
Issuance of common stock in connection with ATM, net	2,662,721	1	44,282	—	—	44,283
Issuance of common stock upon exercise of stock options	106,756	—	333	—	—	333
Issuance of common stock under ESPP	13,866	—	228	—	—	228
Vesting of restricted stock units	815	—		—	—	—
Stock based compensation	—	—	3,034	—	—	3,034
Net loss	—	—	—	—	(19,025)	(19,025)
Balance at June 30, 2023	27,601,098	$3	$265,594	$(223)	$(123,448)	$141,926
Unrealized gain on investments	—	—	—	28	—	28
Issuance of common stock upon exercise of stock options	46,777	—	95	—	—	95
Vesting of restricted stock units	5,312	—	—	—	—	—
Stock based compensation	—	—	3,237	—	—	3,237
Net loss	—	—	—	—	(19,563)	(19,563)
Balance at September 30, 2023	27,653,187	$3	$268,926	$(195)	$(143,011)	$125,723

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flow from operating activities:
Net loss	$(64,198)	$(55,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,068	8,655
Depreciation and amortization expense	274	68
Accretion of discounts and amortization of premiums on investments, net	(1,912)	(2,118)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(82)	(128)
Other long-term assets	789	(70)
Accounts payable	(1,488)	880
Accrued and other liabilities	(4,152)	5,948
Operating lease assets and liabilities, net	220	9
Other liabilities	332	(114)
Net cash used in operating activities	$(60,149)	$(41,978)

Cash flow from investing activities:
Purchases of short-term investments	(19,683)	(96,194)
Maturities of short-term investments	62,583	102,500
Purchases of property and equipment	—	(78)
Net cash provided by investing activities	$42,900	$6,228

Cash flow from financing activities:
Proceeds from sale of common stock in connection with ATM, net	23,635	44,888
Payments for offering costs	(307)	(234)
Proceeds from issuance of common stock under ESPP	308	228
Proceeds from issuance of common stock upon exercise of stock options	1,237	651
Net cash provided by financing activities	$24,873	$45,533

Net increase in cash and cash equivalents	7,624	9,783
Cash and cash equivalents at the beginning of the year	23,491	22,397
Cash and cash equivalents at the end of the period	$31,115	$32,180

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$206	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$64

See accompanying notes to unaudited interim condensed consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND NATURE OF OPERATIONS

(a) Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a biopharmaceutical company. The Company’s initial focus was on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). However, in June 2024, the Company announced negative results from the Phase 2b portion of its global Phase 2b/Phase 3 trial of AV-101 in adults with PAH, and, as a result, the Company decided to halt enrollment and shut down the Phase 3 portion of the Phase 2b/Phase 3 trial as well as the long-term extension study. In June 2024, the Company announced a corporate restructuring and in July 2024, the Company engaged Wedbush PacGrow as the Company’s exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, including but not limited to an acquisition, merger, reverse merger, business combination, liquidation or other transaction.

On October 30, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caribbean Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub I”), Caribbean Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and Jade Biosciences, Inc., a Delaware corporation (“Jade”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Jade, with Jade surviving the merger as the surviving corporation (the “First Merger”), and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Second Merger” and together with the First Merger, the “Merger”). In addition, in connection with the closing of the Merger (the “Closing”), the Company expects to declare a cash dividend to its pre-Merger stockholders of approximately $65.0 million in the aggregate (the “Cash Dividend”), provided such amount is subject to adjustment as set forth in the Merger Agreement. The Merger was approved by the Company’s board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to the Company’s stockholders. The Closing is subject to approval by the stockholders of the Company and Jade as well as other customary closing conditions, including the effectiveness of a registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the transaction. If the Merger is completed, the business of Jade will continue as the business of the combined company.

(b) At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of September 30, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of the Company’s common stock remain available for sale from time to time under the Sales Agreement.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $88.7 million.

Management believes that the Company’s current cash and cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report while it explores strategic alternatives.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(16,237)	$(19,563)	$(64,198)	$(55,108)
Net loss attributable to common stockholders	$(16,237)	$(19,563)	$(64,198)	$(55,108)

Denominator:
Weighted-average common stock outstanding, basic and diluted	28,863,327	27,640,542	28,572,338	25,872,118
Net loss per share, basic and diluted	$(0.56)	$(0.71)	$(2.25)	$(2.13)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of September 30,
	2024	2023
Options to purchase common stock	3,714,104	5,236,832
Unvested restricted stock units	—	25,754
	3,714,104	5,262,586

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$28,265	$28,265	$—	$—
Total cash equivalents	28,265	28,265	—	—

Short-term investments
Agency bonds	27,168	—	27,168	—
Corporate debt securities	11,926	—	11,926	—
Commercial paper	9,443	—	9,443	—
U.S. Treasury bills	9,078	9,078	—	—
Total short-term investments	57,615	9,078	48,537	—

Total fair value of assets	$85,880	$37,343	$48,537	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$19,787	$19,787	$—	$—
Total cash equivalents	19,787	19,787	—	—

Short-term investments
Agency bonds	42,255	—	42,255	—
Commercial paper	38,386	—	38,386	—
U.S. Treasury bills	10,362	10,362	—	—
Corporate debt securities	7,945	—	7,945	—
Total short-term investments	98,948	10,362	88,586	—

Total fair value of assets	$118,735	$30,149	$88,586	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of September 30, 2024
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	1 year or less	27,029	139	—	27,168
Corporate debt securities	1 year or less	11,866	60	—	11,926
Commercial paper	1 year or less	9,438	5	—	9,443
U.S. Treasury bills	1 year or less	9,058	20	—	9,078
		$57,391	$224	$—	$57,615

		As of December 31, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	2 years or less	$42,090	179	(14)	$42,255
Commercial paper	2 years or less	38,362	29	(5)	38,386
U.S. Treasury bills	2 years or less	10,334	31	(3)	10,362
Corporate debt securities	2 years or less	7,925	21	(1)	7,945
		$98,711	$260	$(23)	$98,948

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

The Company did not hold any short-term investments in a loss position as of September 30, 2024. The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s short-term investments as of December 31, 2023, were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of September 30, 2024 and December 31, 2023, no allowance for credit losses was recorded. During the nine months ended September 30, 2024, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive gain (loss).

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.3 million as of September 30, 2024 and $0.6 million as of December 31, 2023.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$993	$1,168
Other current assets	882	250
Prepaid research and development	—	375
Total prepaid expenses and other current assets	$1,875	$1,793

Accrued and Other Current Liabilities

In June 2024, following the Company’s decision to halt further development of AV-101, the Company announced its plan to terminate nearly all of its workforce in the coming months (the “Workforce Reduction Plan”). As of September 30, 2024, 46 individuals, or approximately 90% of the Company’s workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against the Company. In connection with the Workforce Reduction Plan, the Company incurred costs (in consideration of releases) of approximately $6.4 million, which are primarily one-time severance benefits, during the nine months ended September 30, 2024. The Company has paid approximately $2.4 million of severance benefits, and liabilities associated with the Workforce Reduction Plan were approximately $4.0 million as of September 30, 2024. The Company estimates that the remaining liabilities will be paid in the fourth quarter of 2024 and first quarter of 2025.

Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development	$4,704	$9,363
Accrued payroll and other employee benefits	3,952	4,368
Other	292	1,090
Total accrued and other current liabilities	$8,948	$14,821

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for an additional period of one year. The base rent payable under the Foster City Lease is $22,600 per month and will be subject to annual increase of 3% on each anniversary. Following the Company’s Workforce Reduction Plan, the Company terminated all employees in the Foster City office and vacated the premises in September 2024. As a result, the Company impaired the related right-of-use asset of approximately $0.3 million, and recognized a loss on impairment in its general and administrative operating expenses during the three months ended September 30, 2024.

As of September 30, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2024	$316
2025	242
Total operating lease payments	558
Less: Amount representing interest	(18)
Present value of net minimum lease payments	$540

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases as of September 30, 2024 and as of December 31, 2023 were as follows (in thousands except lease term and discount rate):

	September 30,	December 31,
Operating lease liabilities:	2024	2023
Current	459	420
Non-current	81	255
Total lease liabilities	$540	$675
Weighted-average remaining lease term (in years)	1.1	1.5
Weighted-average incremental borrowing rate	6.4%	6.0%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid included in operating cash flows	$380	$323

Rent expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease	$115	$111	$343	$332
Short-term lease	—	—	165	—
Total rent expense	$115	$111	$508	$332

(6) STOCKHOLDERS’ EQUITY

On July 2, 2021, the Company’s certificate of amendment to its certificate of incorporation became effective, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of September 30, 2024, the Company had reserved the following shares of common stock for future issuance:

September 30, 2024
Common stock options granted and outstanding	3,714,104
Shares reserved for issuance under the 2021 Plan	2,982,105
Reserved for future ESPP issuances	401,218
Total	7,097,427

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

As of September 30, 2024, a total of 5,675,841 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan, of which 2,982,105 shares remain available for issuance. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Since adoption, the number of shares available under the 2021 Plan pursuant to the annual increases totaled 3,075,841 shares through January 1, 2024.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of September 30, 2024, 2,753,788 and 960,316 options had been granted under the 2021 Plan and 2018 Plan, respectively.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the nine months ended September 30, 2024:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2023	5,230,344	$13.66	8.16	$49,728
Granted	1,489,191	19.70
Exercised	(265,482)	4.67
Cancelled/Forfeited	(2,739,949)	18.84
Outstanding at September 30, 2024	3,714,104	$12.91	4.98	$12
Vested and exercisable at September 30, 2024	2,791,181	12.06	3.95	12

The weighted-average grant date fair value of stock option grants was $14.92 per share for the nine months ended September 30, 2024.

As of September 30, 2024, there was approximately $9.4 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of September 30, 2024, 76,011 shares had been issued under the ESPP, and 401,218 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of September 30, 2024, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the nine months ended September 30, 2024 was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	21,968	$22.26
Granted	—	—
Vested	(5,492)	21.30
Forfeited	(16,476)	22.58
Unvested restricted stock units as of September 30, 2024	—	$—

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years.

As of September 30, 2024, the Company had no unrecognized stock-based compensation expense related to its unvested restricted stock units.

(d) Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$458	$1,817	$4,987	$4,798
General and administrative	1,545	1,420	5,081	3,857
Total	$2,003	$3,237	$10,068	$8,655

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$2,014	$3,140	$9,890	$8,369
Restricted stock awards and units	—	52	116	151
Employee stock purchase plan awards	(11)	45	62	135
Total	$2,003	$3,237	$10,068	$8,655

(8) SUBSEQUENT EVENT

On October 30, 2024, the Company formed wholly-owned subsidiaries, Merger Sub I, a Delaware shell corporation, and Merger Sub II, a Delaware limited liability company, each formed solely for the purpose of merging with Jade in connection with the proposed Merger.

In June 2024, the Company announced a corporate restructuring, and in July 2024, announced that it initiated a process to evaluate strategic alternatives. After a comprehensive review of strategic alternatives, including identifying and reviewing potential candidates for a strategic transaction, on October 30, 2024, the Company entered into the Merger Agreement, by and among the Company, Merger Sub I, Merger Sub II, and Jade, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Jade, with Jade surviving the first merger as the surviving corporation, and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of the Company and the surviving corporation of the second merger. In addition, in connection with the Closing, the Company expects to declare the Cash Dividend to its pre-Merger stockholders of approximately $65.0 million in the aggregate, provided such amount is subject to adjustment as set forth in the Merger Agreement. The Merger was approved by the Board, and the Board resolved to recommend approval of the Merger Agreement to the Company’s stockholders.

The Merger is expected to close in the first half of 2025. The Closing is subject to approval by the stockholders of the Company and Jade as well as other customary closing conditions, including the effectiveness of a registration statement filed with the SEC in connection with the Merger and the approval of The Nasdaq Stock Market LLC of the listing of shares of the Company’s common stock to be issued in connection with the Merger and (4) an executed Purchase Agreement for the Concurrent Investment (each as defined below) in full force and effect evidencing cash proceeds of not less than $80.0 million to be received by the combined company immediately prior to or following the Closing. If the Company is unable to satisfy certain closing conditions or if other mutual closing conditions are not satisfied, Jade will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of the Company and Jade. Upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Jade a termination fee of $2,340,000, and in certain other circumstances, Jade may be required to pay the Company a termination fee of $5,250,000. If the Merger is completed, the business of Jade will continue as the business of the combined company.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each then-outstanding share of Jade’s common stock, par value $0.0001 per share, will be converted into the right to receive a number of shares of the Company’s common stock, based on a ratio calculated in accordance with the Merger Agreement (the “Exchange Ratio”), provided that any unvested restricted shares of Jade common stock will be subject to the same terms and conditions (including, without limitation, vesting and repurchase provisions) that are otherwise applicable to such unvested shares as of immediately prior to the Effective Time, (b) each then-outstanding share of Jade’s preferred stock, par value $0.0001 per share, will be converted into the right to receive a number of shares of the Company’s newly authorized convertible preferred stock, par value $0.0001 per share, equal to (x) the Exchange Ratio divided by (y) 1,000, (c) each then-outstanding option to purchase Jade common stock will be assumed by the Company, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Jade common stock or Jade preferred stock will be assumed by the Company, subject to adjust as set forth in the Merger Agreement.

On October 30, 2024, Jade entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain existing Jade stockholders and new investors (the “Investors”). Pursuant to the Purchase Agreement, and subject to the terms and conditions thereof, Jade agreed to sell, and the Investors agreed to purchase, immediately prior to the consummation of the Merger, shares of Jade common stock and pre-funded warrants (together, the “Securities”) for an aggregate purchase price of approximately $300.0 million (collectively, the “Concurrent Investment”), which reflects the conversion of the previously issued $95 million of convertible notes. The consummation of the transactions contemplated by such agreements is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Purchase Agreement. Shares of Jade Common Stock and pre-funded warrants issued pursuant to this financing transaction will be converted into shares of common stock of the Company and pre-funded warrants to acquire shares of common stock of the Company, in accordance with the Exchange Ratio and the Merger Agreement.

The Company’s future operations are highly dependent on the success of the Merger and there can be no assurances that the Merger will be successfully consummated. In the event that the Company does not complete the transaction with Jade, the Company may explore strategic alternatives, including, without limitation, another strategic transaction and/or pursue a dissolution and liquidation of the Company.

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

Recent Developments

In June 2024, following our decision to halt further development of AV-101, we announced our plan to terminate nearly all of our workforce in the coming months, or the Workforce Reduction Plan. As of September 30, 2024, 46 individuals, or approximately 90% of our workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against our company. In connection with the Workforce Reduction Plan, we incurred costs (in consideration of releases) of approximately $6.4 million, which are primarily one-time severance benefits.

On October 30, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Caribbean Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, or Merger Sub I, Caribbean Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub II and together with Merger Sub I, Merger Subs, and Jade Biosciences, Inc., a Delaware corporation, or Jade, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Jade, with Jade surviving the merger as the surviving corporation, or the First Merger, and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving corporation of the merger, or the Second Merger and together with the First Merger, the Merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In addition, in connection with the closing of the Merger, or the Closing, we expect to declare a cash dividend to our pre-Merger stockholders of approximately $65.0 million in the aggregate, or the Cash Dividend, provided such amount is subject to adjustment as set forth in the Merger Agreement.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, (a) each then-outstanding share of Jade’s common stock, par value $0.0001 per share, or Jade Common Stock, will be converted into the right to receive a number of shares of our common stock, par value $0.0001 per share, or Aerovate Common Stock, based on a ratio calculated in accordance with the Merger Agreement, or the Exchange Ratio, provided that any unvested restricted shares of Jade Common Stock will be subject to the same terms and conditions (including, without limitation, vesting and repurchase provisions) that are otherwise applicable to such unvested shares as of immediately prior to the Effective Time, (b) each then-outstanding share of Jade’s preferred stock, par value $0.0001 per share, or Jade Preferred Stock, will be converted into the right to receive a number of shares of our newly authorized convertible preferred stock, par value $0.0001 per share, equal to (x) the Exchange Ratio divided by (y) 1,000, (c) each then-outstanding option to purchase Jade Common Stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement and (d) each then-outstanding warrant to purchase shares of Jade Common Stock or Jade Preferred Stock will be assumed by us, subject to adjust as set forth in the Merger Agreement.

We and Jade have each agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) obtaining the requisite approval of our respective stockholders, (2) non-solicitation of alternative acquisition proposals and (3) the conduct of our respective businesses during the period between the date of signing the Merger Agreement and the Closing.

On October 30, 2024, Jade entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain existing Jade stockholders and new investors, or the Investors. Pursuant to the Purchase Agreement, and subject to the terms and conditions thereof, Jade agreed to sell, and the Investors agreed to purchase, immediately prior to the consummation of the Merger, shares of Jade Common Stock and pre-funded warrants for an aggregate purchase price of approximately $300.0 million, or the Concurrent Investment, which reflects the conversion of the previously issued $95 million of convertible notes. The consummation of the Concurrent Investment is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Purchase Agreement. Shares of Jade Common Stock and pre-funded warrants issued pursuant to this financing transaction will be converted into shares of Aerovate Common Stock and pre-funded warrants to acquire shares of Aerovate Common Stock, in accordance with the Exchange Ratio and the Merger Agreement.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) requisite approval by our stockholders, (2) approval by the requisite Jade stockholders of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, (3) Nasdaq’s approval of the listing of the shares of Aerovate Common Stock to be issued in connection with the Merger, and (4) an executed Purchase Agreement for the Concurrent Investment in full force and effect evidencing cash proceeds of not less than $80.0 million to be received by the combined company immediately prior to or following the Closing.

The Merger Agreement contains certain termination rights of each of us and Jade. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Jade a termination fee of $2,340,000, and in certain other circumstances, Jade may be required to pay us a termination fee of $5,250,000.

At the Effective Time, our board of directors of is expected to consist of six members, all of whom will be designated by Jade.

Concurrently and in connection with the execution of the Merger Agreement, (i) certain stockholders of Jade (solely in their respective capacities as Jade stockholders) holding approximately 99% of the outstanding shares of Jade capital stock have entered into support agreements with us and Jade to vote all of their shares of Jade capital stock in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby and (ii) certain of our stockholders holding approximately 38.1% of the outstanding shares of Aerovate Common Stock have entered into support agreements with us and Jade to vote all of their shares of Aerovate Common Stock in favor of, among other things, the adoption and approval of the Merger Agreement and the transactions contemplated thereby.

At-The-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we established an “at-the-market” offering program, or ATM Program, to sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of September 30, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of our common stock remain available for sale from time to time under the Sales Agreement.

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

●	The successful development of any future product candidates is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that would be necessary to complete the potential development and commercialization of any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of potential future product

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll taxes, employee benefits, stock-based compensation and severance charges for those individuals in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. We anticipate that our general and administrative expenses will decrease for the second half of 2024 as we decrease the size of our organization in connection with the Workforce Reduction Plan. Our future general and administrative expenses will be significantly dependent on our ability to successfully consummate the Merger, related audit and legal expenses and whether we decide to pursue any future product development efforts.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change

	(unaudited)
Operating expenses:
Research and development	$10,328	$16,884	$(6,556)
General and administrative	7,082	4,484	2,598
Total operating expenses	17,410	21,368	(3,958)
Loss from operations	(17,410)	(21,368)	3,958
Other income:
Interest income	1,183	1,804	(621)
Other income (expense)	(10)	1	(11)
Total other income	1,173	1,805	(632)
Net loss	$(16,237)	$(19,563)	$3,326

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 were $10.3 million compared to $16.9 million for the three months ended September 30, 2023. The decrease of $6.6 million was primarily due to a $4.3 million decrease in contract manufacturing costs, a $2.0 million decrease in clinical trial costs, a $2.0 million decrease in base wages and bonus expense, and a $1.4 million decrease in stock based compensation expense, partially offset by a $2.6 million increase in severance expense, a $0.4 million increase in regulatory and other expenses, and a $0.1 million increase in payroll taxes.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 were $7.1 million compared to $4.5 million for the three months ended September 30, 2023. The increase of $2.6 million was primarily due to a $1.6 million increase in legal and consulting expenses, $1.1 million in severance expense, $0.1 million in stock based compensation expense, and $0.1 million in insurance and other costs, partially offset by a decrease of $0.4 million in base wages and bonus expense.

Total Other Income

Other income for the three months ended September 30, 2024 was $1.2 million compared to $1.8 million for the three months ended September 30, 2023. The decrease of $0.6 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023 (Unaudited)

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change

	(unaudited)
Operating expenses:
Research and development	$51,656	$46,406	$5,250
General and administrative	16,537	12,937	3,600
Total operating expenses	68,193	59,343	8,850
Loss from operations	(68,193)	(59,343)	(8,850)
Other income (expense):
Interest income	4,014	4,236	(222)
Other expense	(19)	(1)	(18)

Total other income	3,995	4,235	(240)
Net loss	$(64,198)	$(55,108)	$(9,090)

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 were $51.7 million compared to $46.4 million for the nine months ended September 30, 2023. The increase of $5.3 million was primarily due to a $5.0 million increase in severance expense, $1.6 million in travel and other miscellaneous expense, $0.7 million in contract manufacturing costs, $0.6 million in regulatory and preclinical costs, $0.2 million in stock based compensation, and $0.2 million in benefits, partially offset by a $1.5 million decrease in base wages and bonus expense, and a $1.6 million decrease in clinical trial costs.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2024 were $16.5 million compared to $12.9 million for the nine months ended September 30, 2023. The increase of $3.6 million was primarily due to a $1.3 million increase in severance expense, $1.2 million in stock compensation expense, $1.4 million in legal and consulting expenses, $0.1 million in rent allocation, and $0.2 million in insurance and other costs, partially offset by a decrease of $0.6 million in base wages and bonus expense.

Total Other Income (Expense)

Other income for the nine months ended September 30, 2024, was $4.0 million compared to $4.2 million for the nine months ended September 30, 2023. The decrease of $0.2 million was due to interest earned on our cash and cash equivalents and short-term investments for the nine months ended September 30, 2024.

Liquidity and Capital Resources

From our inception through September 30, 2024, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our initial public offering, or IPO, with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

On October 30. 2024, we entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub I will merge with and into Jade, with Jade surviving the first merger as the surviving corporation and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving corporation of the second merger. The closing of the Merger is subject to approval by our stockholders and the stockholders of Jade and other customary closing conditions. Our future operations are highly dependent on the success of the proposed Merger with Jade.

At-the-Market Offering

On April 5, 2023, we entered into the Sales Agreement with the Agent, pursuant to which we can sell, from time to time, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of September 30, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of our common stock remain available for sale from time to time under the Sales Agreement.

Future Funding Requirements

As of September 30, 2024, we had cash and cash equivalents and short-term investments of $88.7 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our operations for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.  However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of the Merger;
●	our ability to successfully consummate the Merger;
●	the costs and timing of any future product development efforts;
●	the costs associated with retaining key personnel and consultants, and hiring additional personnel should we decide to resume development activities;
●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
●	the timing and amount of the milestone or other payments we must make to any future licensors, if we enter into any license agreements;
●	the costs and timing of establishing or securing sales and marketing capabilities if a product candidate is approved;
●	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third- party payors and adequate market share and revenue for any approved products;
●	patients’ ability and willingness to pay out-of-pocket costs for any approved products in the absence of coverage and/or adequate reimbursement from third-party payors; and
●	costs associated with any products or technologies that we may in-license or acquire.

We expect to finance our cash needs through our existing cash, cash equivalents and short-term investments. However, we may be unable to enter into arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our drug candidates even if we would otherwise prefer to develop and market such drug candidates ourselves.

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

As of September 30, 2024, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the nine months ended September 30, 2024 and 2023 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023

	(unaudited)
Net cash used in operating activities	$(60,149)	$(41,978)
Net cash provided by investing activities	42,900	6,228
Net cash provided by financing activities	24,873	45,533
Net increase in cash and cash equivalents	$7,624	$9,783

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $60.1 million, consisting primarily of our net loss incurred during the period of $64.2 million adjusted for non-cash charges of $10.1 million for stock-based compensation expense, $1.9 million of accretion on investments, $0.3 million of depreciation expense, and $4.4 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.1 million increase in prepaid expenses, a $0.8 million decrease in other assets, a $5.6 million decrease in accounts payable and accrued and other current liabilities, and a $0.5 million decrease in other liabilities.

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

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 of $42.9 million was comprised of purchases of short-term investments of $19.7 million, offset by maturities of short-term investments of $62.6 million.

Net cash provided by investing activities for the nine months ended September 30, 2023 of $6.2 million was comprised of purchases of short-term investments of $96.2 million, $0.1 million for purchases of property and equipment, offset by maturities of short-term investments of $102.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $24.9 million was comprised of $23.6 million in net proceeds received from sales of common stock under the Sales Agreement, after deducting Agent commissions, $0.3 million of payments made for offering costs, and $1.5 million of proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan.

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

There have been no significant changes in our critical accounting policies and estimates during the nine months ended September 30, 2024, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2024 and 2023.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the nine months ended September 30, 2024 and 2023.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the nine months ended September 30, 2024 and 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of September 30, 2024, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2024, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to the Merger

*We may not be successful in consummating the Merger.

In June 2024, based upon 24-week topline results from the Phase 2b portion of our clinical trial evaluating AV-101 for the treatment of pulmonary arterial hypertension, or PAH, we announced our decision to halt enrollment and shut down the Phase 3 portion of the trial as well as the long-term extension study. In July 2024, we announced that we were undertaking a comprehensive review of strategic alternatives focused on maximizing shareholder value, which may include but are not limited to, the Merger or an alternative transaction or liquidation. We have and expect to continue to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. There can be no assurances that the Merger will be successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

The process of completing the Merger may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to the Merger, including legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with the Merger, which will be incurred regardless of whether the Merger is completed. These expenses will decrease the remaining cash available for use in our business.

We are not currently pursuing further clinical development of AV-101. Resuming the development of AV-101 and any potential commercialization would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, if the Merger is completed, Jade may choose not to spend additional resources to continue development of AV-101 and may attribute little or no value in the Merger to AV-101. The Merger could have a variety of negative consequences, or yield unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. The completion of the Merger is dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends and obtaining stockholder approval. Any failure of the Merger could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

If the Merger is not completed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding the completion of the Merger and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.

*If we are successful in completing the Merger, we may be exposed to other operational and financial risks.

Although there can be no assurance that the Merger will be completed, the negotiation and consummation of the Merger will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of the Merger may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	inability to retain key employees to complete the Merger; and
●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

*If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

*Failure to complete the merger may result in either Jade or us paying a termination fee to the other party, and could harm our common stock price and future business and operations of each company.

If the Merger is not completed, we and Jade are subject to the following risks:

●	if the Merger Agreement is terminated under specified circumstances, we could be required to pay Jade a termination fee of $2.34 million, or Jade could be required to pay us a termination fee of $5.25 million;
●	the price of our common stock may decline and could fluctuate significantly; and
●	substantial costs related to the Merger may be incurred by either party, such as financial advisor, legal and accounting fees, a majority of which must be paid even if the Merger is not completed.

If the Merger Agreement is terminated and the board of directors of Jade or us determines to seek another business combination, there can be no assurance that either we or Jade will be able to find another third party to transact a business combination with, yielding comparable or greater benefits.

*Some of Jade’s and our directors and executive officers have interests in the Merger that are different from yours.

Our directors and executive officers and those of Jade may have interests in the Merger that are different from, or in addition to, the interests of our other stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. These interests with respect to Jade’s directors and executive officers may include, among others, certain of Jade’s directors and executive officers have options, subject to vesting, to purchase shares of Jade common stock which, after the effective time of the Merger, will be converted into and become options to purchase shares of the common stock of the combined company; Jade’s executive officers are expected to continue as executive officers of the combined company after the effective time of the Merger; and all of Jade’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, certain of our directors and Jade’s directors are affiliated with investment funds which hold an interest in the other party, and are participating in the Concurrent Investment. Further, current members of Jade’s board of directors will continue as directors of the combined company after the effective time of the Merger, and, following the closing of the Merger, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time of the Merger. The directors and executive officers own options and/or, with respect to us, RSUs, to purchase the shares of their respective companies.

Our board and the Jade board considered the interests in the Merger that the respective directors and officers may have that are different than yours, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our stockholders and Jade stockholders.

*Our stockholders and Jade stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Jade common stock issued in the Concurrent Investment.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders and Jade stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

*Our securityholders and Jade securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, our current stockholders and the current stockholders of Jade will generally own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 1.6% of the outstanding shares of the combined company, former Jade securityholders, excluding shares purchased in the Concurrent Investment, are expected to own approximately 34.0% of the outstanding shares of the combined company and shares issued in the Concurrent Investment are expected to represent approximately 64.4% of the outstanding shares of capital stock of the combined company, subject to certain assumptions, including, but not limited to, our net cash as of closing being $0. The Chief Executive Officer of Jade will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

*During the pendency of the Merger, we and Jade may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

Covenants in the Merger Agreement impede our ability and Jade’s ability to make acquisitions during the pendency of the Merger, subject to specified exceptions. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, seeking, initiating or knowingly encouraging, inducing or facilitating the communication, making, submission or announcement of any acquisition proposal or acquisition inquiry or taking any action that could reasonably be expected to lead to certain transactions involving a third party, including a merger, sale of assets or other business combination, subject to specified exceptions. Any such transactions could be favorable to such party’s stockholders, but the parties may be unable to pursue them.

*Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and Jade from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Jade a termination fee of $2.34 million, or Jade could be required to pay us a termination fee of $5.25 million. This termination fee may discourage third parties from submitting competing proposals to us, Jade or their respective stockholders, and may cause the our or Jade’s board of directors to be less inclined to recommend a competing proposal.

*Our ability to consummate the Merger depends on our ability to retain the employees required to consummate such transaction.

Our ability to consummate the Merger depends upon our ability to retain the employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend resources, we implemented workforce reduction plan, which resulted in the termination of nearly all of our workforce, or the Workforce Reduction Plan.  Under the Workforce Reduction Plan, approximately 90% of our workforce was terminated as of September 30, 2024. The Merger process is supported by our deep and broad experience at the board of directors, executive management and supporting staff levels. Our cash conservation activities may yield unintended consequences, such as attrition beyond our Workforce Reduction Plan and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete the Merger depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to the Merger process as well as business operations.

*Our cash preservation activities, including the Workforce Reduction Plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2024, we implemented our Workforce Reduction Plan. In connection with the Workforce Reduction Plan, we incurred costs of approximately $6.4 million, which are primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our Workforce Reduction Plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

Due to our limited resources, we may not be able to effectively manage our operations, which may result in weaknesses in our infrastructure, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees. For example, our limited resources and workforce reduction may negatively impact efforts to winddown our clinical trial activities or expose us to cybersecurity risks, which could result in unexpected costs and expenses and have a material adverse effect on our business, financial condition and prospects.

*We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as a Merger, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the U.S. Securities and Exchange Commission, or the SEC. We may be exposed to such litigation in connection with the Merger even if no wrongdoing occurred.

Furthermore, the stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. The market price of our common stock may be volatile, and we may be the target of this type of litigation in the future.

Litigation is usually expensive and diverts management’s attention and resources from other business concerns, which could adversely affect our business and cash resources and our ability to consummate the Merger or the ultimate value our stockholders receive in any such transaction.

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

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $64.2 million and $55.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $227.6 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time. As a public company, we continue to incur additional costs associated with operating that we did not incur as a private company. In addition, we expect to continue to incur costs and expenditures in connection with the process of winding down our clinical trial of AV-101 and the Merger. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with the Merger, we are unable to predict the extent of any future losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and outcome of the Merger;
●	the experience of any delays or any issues with winding down our clinical trial activities for AV-101;
●	our ability to retain necessary personnel;
●	potential litigation, including securities class action litigation;
●	the changing and volatile United States and global economic conditions; and
●	future accounting pronouncements or changes in our accounting policies.

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

*We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or terminate our product development or commercialization efforts.

Since our inception, we have invested substantially all of our efforts and financial resources in the development of AV-101 to address the core disease processes of PAH. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time.

As of September 30, 2024, we had cash and cash equivalents and short-term investments of $88.7 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations for at least twelve months from the date of filing this Quarterly Report on Form 10-Q based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to Commercialization

*Our ability to generate revenue may be adversely affected if the FDA or comparable regulatory authorities approve generic versions of such product candidates, or do not grant a sufficient period of market exclusivity before approving its generic version.

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

*Successful commercialization of any product candidates will depend in part on the extent to which governmental authorities, private health insurers, and other third-party payors provide coverage and adequate reimbursement levels. Failure to obtain or maintain coverage and adequate reimbursement for any product candidates, if approved, could limit our ability to market our product and decrease our ability to generate revenue.

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

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs have resulted in increasing challenges to prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and adequate reimbursement for particular drugs when an equivalent generic drug, biosimilar or a less expensive therapy is available. Even if a product shows improved efficacy or improved convenience of administration, pricing of existing third-party therapeutics may limit the amount able to be charged for it. These third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for it at levels that are too low to enable realizing an appropriate return on investment, which would inhibit successful commercialization of product candidates.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Reimbursement may not be available for any product candidate that is commercialized and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

Outside the United States, pharmaceutical products are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries will likely put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that can be charged for product candidates. Accordingly, in markets outside the United States, the reimbursement may be reduced compared with the United States and may be insufficient to generate commercially-reasonable revenue and profits.

Risks Related to Our Intellectual Property

*We have six issued U.S. patents, and many pending patent applications with respect to AV-101. We can provide no assurance that any of our other current or future patent applications will result in issued patents. If we cannot protect our patent rights or our other proprietary rights, others may develop products similar or identical to ours, and we may not be able to compete effectively in our market or successfully commercialize any product candidates we may develop.

Our success has depended to a significant degree upon continuing to secure, enforce and defend intellectual property rights that protect our AV-101 product candidate, and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for AV-101, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours, and our ability to successfully commercialize AV-101 may be impaired. In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study of AV-101 in PAH and we do not intend to continue to seek or maintain intellectual property protection on the technology underlying AV-101.

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

We have sought to protect our proprietary position by, among other things, filing patent applications in the United States and abroad related to our proprietary technologies, development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications or to maintain, defend and enforce any patents that may issue from such patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

*If we do not obtain additional protection under the Hatch-Waxman Amendments and similar foreign legislation cannot be obtained to extend the patent protection for a product candidate, business operations may be materially harmed.

Depending upon the timing, duration and specifics of the first FDA marketing authorization of a product candidate, a United States patent may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

Patent term restoration for products may not succeed if, for example, there is a failure to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested. Failure to obtain patent term restoration, or if the term of any such patent restoration is less than requested, competitors may enter the market and compete sooner than anticipated, and the ability to generate revenue could be materially adversely affected.

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

*Changes in patent law could diminish the value of patents in general, thereby impairing the ability to protect product candidates.

Recent court rulings, including rules from the United States Supreme Court, have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that might be obtained in the future.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

Accordingly, a third party may attempt to use the USPTO procedures to invalidate patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents.

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

Further, a new court system recently became operational in the European Union. The Unified Patent Court, or UPC, began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the European Union. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual European Union member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European Patent under the UPC would result in loss of patent protection in those European Union countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European Union countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European Patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms. We have decided to opt out certain European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be subject to the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

*Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study of AV-101 in PAH and we do not intend to continue to seek or maintain intellectual property protection on the technology underlying AV-101. If we fail to maintain the patents and patent applications covering AV-101 or if we otherwise allow our patents or patent applications to be abandoned or lapse, it will result in partial or complete loss of patent rights.

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

Risks Related to Government Regulation

*We may be unable to obtain regulatory approval under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of any product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. Product candidates cannot be marketed in the United States or in any foreign countries until receiving the requisite approval from the applicable regulatory authorities of such jurisdictions.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of product candidates for many reasons, including:

●	the inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that a product candidate is safe and effective for the requested indication;
●	the FDA’s or the applicable foreign regulatory agency’s disagreement with trial protocol or the interpretation of data from preclinical studies or clinical trials;
●	the inability to demonstrate that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;
●	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
●	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications for a product candidate;

●	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers relied upon; or
●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of pharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory bodies’ approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for any product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than originally requested, and the FDA, or applicable foreign regulatory agency, may not approve it with the labeling that is necessary or desirable for the successful commercialization.

Should we in the future conduct clinical trials outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

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

In addition, such foreign trials will be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA, or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States. If the FDA, EMA, or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay the business plan, and which may result in a product candidate not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We do not intend to resume development of AV-101 or commence development of any other product candidates. However, if we were to have a product candidate approved by the FDA or a comparable foreign regulatory authority, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current Good Manufacturing Practices, or GMPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

We previously obtained orphan drug designation for AV-101 in the United States from the FDA, and in the European Union from the EMA, for the treatment of PAH. Even with orphan drug exclusivity, that exclusivity may not effectively protect a product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same product for the same condition if the FDA or EMA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process.

Even if FDA approval is obtained in the United States, it does not guarantee approval for or successful commercialization of a product candidate outside of the United States, which would limit the ability to realize its full market potential.

Marketing product candidates outside of the United States requires obtaining marketing authorizations and complying with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. Clinical trials conducted in one country may not be accepted by foreign regulatory authorities, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of a product candidate in those countries. We, as a company, do not have experience in obtaining regulatory approval in international markets. Failing to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, the target market will be reduced and the full market potential of such product candidate could not be realized.

*Our business operations and relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers have been subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute product candidates, if approved. For more information, see “Business - Government Regulation - Healthcare Laws and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Ensuring that any internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws. If operations are found to be in violation of any of the laws described above or any other governmental laws that may apply, it may result in significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of operations. If any of the physicians or other providers or entities with whom business is done are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect the ability to operate its business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources.

*Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which regulatory approval is obtained. Changes in regulations, statutes or the interpretation of existing regulations could impact manufacturing arrangements, require additions or modifications to product labeling, result in the recall or discontinuation of products or result in additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For more information, see “Business - Government Regulation - Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. Healthcare is a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact business, operations and financial condition.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future, including repeal, replacement or significant revisions to the ACA.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect future profitability.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect business operations of regulated entities. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Further, future government shutdowns could impact the ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

*If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

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

Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes, and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Public Offering of Common Stock

As of September 30, 2024, we have used all of the net proceeds from our initial public offering, or the IPO, and there was no material change in our actual use of the net proceeds from the IPO from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 30, 2021.

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

Mr. Pigot’s final separation agreement is filed as an exhibit on this Quarterly Report on Form 10-Q, and this disclosure is qualified in its entirety by reference to the full text of the final agreement.

(c) Director and Officer Trading Plans and Arrangements

On July 8, 2024, Ben Dake, our former President, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Dake 10b5-1 Plan”). The Dake 10b5-1 Plan was entered into on November 16, 2023, and commenced on March 18, 2024, with a termination date of the earlier of December 31, 2024, or the date all shares under the plan were sold. The aggregate number of securities sold under the Dake 10b5-1 Plan was 72,696.

On July 10, 2024, Hunter Gillies, our former Chief Medical Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Gillies 10b5-1 Plan”). The Gillies 10b5-1 Plan was entered into on January 19, 2023, and commenced on April 19, 2023, with a termination date of the earlier of July 17, 2024, or the date all shares under the plan were sold. The aggregate number of securities sold under the Gillies 10b5-1 Plan was 68,255.

On September 30, 2024, George Eldridge, our Chief Financial Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Eldridge 10b5-1 Plan”). The Eldridge 10b5-1 Plan was entered into on March 17, 2023, and commenced on October 10, 2023, with a termination date of the earlier of September 30, 2024, or the date all shares under the plan were sold. The aggregate number of securities sold under the Eldridge 10b5-1 Plan was 64,995.

Item 6. Exhibits.

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of October 30, 2024, by and among the Registrant, Caribbean Merger Sub I, Inc., Caribbean Merger Sub II, LLC and Jade Biosciences, Inc.
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on July 2, 2021).
10.1*	Separation and Release Agreement, by and between the Registrant and Timothy Pigot, dated August 15, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).

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

AEROVATE THERAPEUTICS, INC

Date: November 12, 2024	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)