Form 10-K
period 2024-12-31
Aerovate Therapeutics, Inc.
filed 2025-03-27
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the Registrant’s most recently completed second quarter) the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $23.0 million, based on the closing price of the Registrant’s common stock as reported on the Nasdaq Global Market of $1.66 per share. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2025 was 28,985,019.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

●	anticipated expenses and cost savings in connection with our discontinuation of development of AV-101;
●	the proposed merger with Jade, and related transactions;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing;
●	our expectations for clinical and regulatory development plans;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates we may develop;
●	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	potential regulatory developments in the United States and foreign countries;
●	developments relating to our competitors and our industry, including the impact of government laws and regulations;
●	our ability to retain key management personnel in order to operate our business following announcement of our workforce reduction plan and the proposed merger with Jade and related transactions;
●	our ability to obtain additional funding for our operations, if needed, should we decide to pursue development of other product candidates; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed above under “Summary of the Material Risks Associated with Our Business” and under the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

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

Overview

We are a biopharmaceutical company. Our initial focus was on advancing AV 101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. On June 17, 2024, we announced topline results from the Phase 2b portion of our Phase 2b/Phase 3 Inhaled Imatinib Pulmonary Arterial Hypertension Clinical Trial of AV-101, or IMPAHCT. Topline data showed that, while AV-101 was generally well tolerated across all dose groups, the study did not meet its primary endpoint for improvement in pulmonary vascular resistance compared to placebo for any of the studied doses or show meaningful improvements in the secondary endpoint of change in six minute walk distance. We also reviewed data from several additional secondary endpoints of the Phase 2b portion of IMPAHCT, which also failed to show meaningful improvements. Based upon these results and in agreement with the independent study advisory committee, we halted enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study. AV-101 for the treatment of PAH was our only product candidate in development. At this time, we do not intend to resume development of AV-101 or any other product candidates. In July 2024, we announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. We also engaged Wedbush Securities Inc., or Wedbush PacGrow, as our exclusive strategic financial advisor to assist in the process of exploring strategic alternatives.

In June 2024, following our decision to halt further development of AV-101, we announced our plan to terminate nearly all of our workforce in the coming months, or the Workforce Reduction Plan. As of December 31, 2024, 47 individuals, or approximately 92% of our workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against our company. In connection with the Workforce Reduction Plan, we incurred costs (in consideration of releases) of approximately $6.7 million, which are primarily one-time severance benefits.

On October 30, 2024, we entered into an Agreement and Plan of Merger, or the Merger Agreement, by and among us, Caribbean Merger Sub I, Inc., a Delaware corporation and our wholly owned subsidiary, or Merger Sub I, Caribbean Merger Sub II, LLC, a Delaware limited liability company and our wholly owned subsidiary, or Merger Sub II and together with Merger Sub I, Merger Subs, and Jade Biosciences, Inc., a Delaware corporation, or Jade, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Jade, with Jade surviving the merger as the surviving corporation, or the First Merger, and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving corporation of the merger, or the Second Merger and together with the First Merger, the Merger. The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code.

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

At the Effective Time, our board of directors is expected to consist of six members, all of whom will be designated by Jade.

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

Our Strategy to Date

PAH is an orphan disease with unmet medical need and is characterized by high pressure in the vessels transporting blood from the right side of the heart to the lungs. This high pressure is caused by abnormal cellular hyperproliferation and resistance to apoptosis, driven by improper signaling in cells of the distal pulmonary arteries, which over time results in narrowing of the pulmonary vessels and forces the heart to work harder to pump blood through the lungs. The severe blood flow restriction and strain on the heart becomes increasingly severe over time and ultimately leads to heart failure that is often fatal. We estimate there are between 30,000 to 40,000 patients treated with approved PAH therapies in the U.S. alone, many of whom are on two or more approved PAH therapies. It is estimated that the combined global sales for PAH products in 2023 was $6.2 billion. Despite the availability of multiple approved therapies, PAH has a five-year survival rate for newly diagnosed and prevalent patients between 61% and 65%. None of the approved therapies directly address the abnormal cellular hyperproliferation of the pulmonary vasculature that causes the increased resistance to blood flow. We believe that novel treatments that primarily address abnormal cellular hyperproliferation may provide therapeutic benefit to PAH patients and lead to improved quality of life.

Our focus on developing AV-101 had been driven by historical results from the Phase 3 IMPRES clinical trial of oral imatinib for the treatment of PAH patients. Oral imatinib is a well-characterized targeted kinase inhibitor and approved oncology treatment, but clinical trials had also supported its potential for the treatment of PAH.

On June 17, 2024, we announced topline results from the Phase 2b portion of the Phase 2b/Phase 3 IMPAHCT. Results showed that, while AV-101 was well tolerated across all dose groups, the study did not meet its primary endpoint for improvement in pulmonary vascular resistance, or PVR, compared to placebo for any of the studied doses or show meaningful improvements in the secondary endpoint of change in 6MWD.

Primary Endpoint — ITT analysis of PVR (dynes*sec/cm˄5)

Dose	Least-squares mean difference as compared with placebo (95% CI)d	P value
10mg BID (N=50)	42.8 (-80.57 to 166.09)	0.4968
35mg BID (N=49)	-5.5 (-129.16 to 118.18)	0.9306
70mg BID (N=51)	-57.0 (-181.14 to 67.20)	0.3685

Secondary Endpoint — ITT analysis of 6MWD (meters)

Dose	Least-squares mean difference as compared with placebo (95% CI)d
10mg BID (N=50)	-11.7 (-34.75 to 11.26)
35mg BID (N=49)	-4.2 (-27.74 to 19.37)
70mg BID (N=51)	+1.3 (-22.09 to 24.60)

We also reviewed data from several additional secondary endpoints of the Phase 2b portion of IMPAHCT, which also failed to show meaningful improvements. Based upon these results, we, in agreement with the independent study advisory committee, halted enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study. We plan to release full data from the Phase 2b portion of IMPAHCT at a later date, the timing of which is to be determined.

Manufacturing and Supply

We use third-party contract manufacturers for the production of our combination product, AV-101. Our active pharmaceutical ingredient, or API, is generic and can be purchased from multiple commercial vendors in compliance with the U.S. Food and Drug Administration’s, or the FDA’s, current Good Manufacturing Practice, or current GMP, regulations and European Pharmacopoeia, or EP, standards. To be used in our inhaled product, the API requires an additional manufacturing step, which is completed at our contract manufacturing organization that complies with the FDA’s current GMP regulations. The API is converted into drug product for aerosol use by one of our two contract fill/finish providers in the United States. As AV-101 is a drug-device combination product, we have contracted with a third-party to manufacture the single-dose inhaler device that we use for delivering inhaled AV-101 to patients in our Phase 2b/Phase 3 clinical trial.

Release and stability testing to date supports stability of at least 36 months for API under ambient conditions and supports stability of at least 36 months for drug product also under ambient conditions.

Our API, finished product, and single-dose inhaler producers are accepted by the health authorities in all countries that were included in our global Phase 2b/Phase 3 clinical trial.

We have paused manufacturing of AV-101 as we engage in our process to evaluate strategic alternatives, including the Merger.

Sales and Marketing

Our commercialization strategy was previously to develop AV-101 into a leading therapy worldwide for the treatment of PAH. Should we resume product development activities and obtain approval for any products, we would need to establish a sales and marketing organization.

We cannot guarantee that AV-101 or any future product candidate will receive coverage and reimbursement by public and commercial payors.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products, novel discoveries, drug development technologies and know-how; to operate without infringing on or otherwise violating the proprietary rights of others; and to prevent others from infringing or otherwise violating our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our products and other proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study of AV-101 in PAH, and we do not intend to continue to seek or maintain intellectual property protection on the technology underlying AV-101.

Our intellectual property portfolio includes issued patents in the United States, pending patent applications in the United States, under the Patent Cooperation Treaty, or the PCT international applications, and in commercially relevant foreign jurisdictions for our products. The PCT international applications preserve all of our rights to file patent applications in commercially relevant foreign jurisdictions for our products. As of December 31, 2024, we own six U.S. patents, seven U.S. patent applications, no pending PCT international applications, and 19 foreign patent applications. Our U.S. patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent term that may be available and assuming that the filed patent applications will issue as patents. Our foreign patent portfolio is expected to expire between May 14, 2040 and February 15, 2042, excluding any extension of patent terms that may be available and assuming that filed applications will issue as patents and that the foreign patent terms are calculated similarly to the calculation of U.S. patent terms for the corresponding U.S. portion of the patent portfolio. Our patent portfolio is summarized in the following table.

NO.	PRODUCT		EXPIRATION*
APPLICATION/ PATENT NO.	RELATED PRODUCT	PROTECTION SOUGHT	PROJECTED EXPIRATION*	JURISDICTION
62/849,054	AV-101	Composition of Matter; Use	N/A	US
11,229,650	AV-101	Composition of Matter; Use	5/14/2040	US
11,806,349	AV-101	Composition of Matter; Use	5/14/2040	US
18/377,561	AV-101	Composition of Matter; Use	5/14/2040	US
20806383.4	AV-101	Composition of Matter; Use; Process	5/14/2040	Europe
202080051359.5	AV-101	Composition of Matter; Use; Process	5/14/2040	China
2021-568694	AV-101	Composition of Matter; Use; Process	5/14/2040	Japan
2020274521	AV-101	Composition of Matter; Use; Process	5/14/2040	Australia
3140641	AV-101	Composition of Matter; Use; Process	5/14/2040	Canada
288111	AV-101	Composition of Matter; Use; Process	5/14/2040	Israel
202117055928	AV-101	Composition of Matter; Use; Process	5/14/2040	India
11202112719X	AV-101	Composition of Matter; Use; Process	5/14/2040	Singapore
10-2021-7041312	AV-101	Composition of Matter; Use; Process	5/14/2040	Republic of Korea
MX/A/2021/104029	AV-101	Composition of Matter; Use; Process	5/14/2040	Mexico
BR1120210230149	AV-101	Composition of Matter; Use; Process	5/14/2040	Brazil
2021/09070	AV-101	Composition of Matter; Use; Process	5/14/2040	South Africa
20210285	AV-101	Composition of Matter; Use; Process	5/14/2040	Bahrain
305/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	Jordan
KW/P/2021/466	AV-101	Composition of Matter; Use; Process	5/14/2040	Kuwait
OM/P/2021/00467	AV-101	Composition of Matter; Use; Process	5/14/2040	Oman
QA/202111/000655	AV-101	Composition of Matter; Use; Process	5/14/2040	Qatar

521430873	AV-101	Composition of Matter; Use; Process	5/14/2040	Saudi Arabia
P6002085/2021	AV-101	Composition of Matter; Use; Process	5/14/2040	UAE
PCT/US20/32872	AV-101	Composition of Matter; Use; Process	N/A	International PCT
62/849,056	AV-101	Composition of Matter; Use	N/A	US
11,298,355	AV-101	Composition of Matter; Use	5/14/2040	US
62/849,058	AV-101	Process	N/A	US
11,413,289	AV-101	Process	5/14/2040	US
11,813,263	AV-101	Process	5/14/2040	US
18/378,949	AV-101	Process	5/14/2040	US
62/849,059	AV-101	Composition of Matter; Use	N/A	US
16/874,128	AV-101	Composition of Matter; Use	5/14/2040	US
62/877,575	AV-101	Composition of Matter; Process	N/A	US
16/874,143	AV-101	Composition of Matter; Process	5/14/2040	US
62/942,408	AV-101	Composition of Matter; Use	N/A	US
11,464,776	AV-101	Composition of Matter; Use	5/14/2040	US
17/963,607	AV-101	Composition of Matter; Use	5/14/2040	US
62/984,037	AV-101	Use; Kit	N/A	US
16/874,168	AV-101	Use; Kit	5/14/2040	US
17/685,704	AV-101	Use; Kit	5/14/2040	US
62/958,481	AV-101	Use	N/A	US
16/874,190	AV-101	Use	5/14/2040	US
PCT/US20/32874	AV-101	Use	N/A	International PCT
20806763.7	AV-101	Use		Europe
63/117,258	AV-101	Composition of Matter; Combination Products; Use	N/A	US
63/150,731	AV-101	Composition of Matter; Combination Products; Use	N/A	US
18/034,558	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	US
2021382051	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Australia
3199091	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Canada
202180076594.2	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	China
21895804.9	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Europe
202317028210	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	India
2023-530592	AV-101	Composition of Matter; Combination Products; Use	11/23/2041	Japan
PCT/US21/60526	AV-101	Composition of Matter; Combination Products; Use	N/A	International PCT
63/149,446	AV-101	Process; Composition of Matter	N/A	US
18/276,396	AV-101	Process; Composition of Matter	2/15/2042	US
2022220017	AV-101	Process; Composition of Matter	2/15/2042	Australia
3211077	AV-101	Process; Composition of Matter	2/15/2042	Canada
202280024931.8	AV-101	Process; Composition of Matter	2/15/2042	China
22753517.6	AV-101	Process; Composition of Matter	2/15/2042	Europe
2023-548863	AV-101	Process; Composition of Matter	2/15/2042	Japan
PCT/US22/16422	AV-101	Process; Composition of Matter	N/A	International PCT
63/619,079	AV-101	Use	N/A	US
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

We have conducted freedom to operate analyses of the current patent landscape with respect to our lead product candidates. In doing so, we have strived to ensure our ability to operate freely within the complex patent landscape of inhalable kinase inhibitors and the use of such products in the field of PAH.

New formulations of drug products and new uses for such products would require seeking patent protection on our own to expand the layers of protection provided by our intellectual property estate.

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

Furthermore, the patent positions of biotechnology and pharmaceutical products and processes are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the breadth of claims allowed in such patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries can diminish the ability to protect inventions and enforce intellectual property rights, can make it easier to challenge the validity, enforceability or scope of any patents that may issue, and, more generally, could affect the value of intellectual property. Accordingly, the breadth of claims that may be allowed or enforced in our patents or in third-party patents cannot be predicted.

Third-Party Patent Filings

Numerous U.S. and foreign issued patents and patent applications owned by third parties exist in the fields in which we may resume developing products. In addition, because patent applications can take many years to issue, there may be applications unknown to us, which may later result in issued patents that our products or proprietary technologies may infringe. Moreover, we may be aware of patent applications, but incorrectly predict the likelihood of those applications issuing with claims of relevance to us.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We have faced potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study of AV-101 in PAH and will not advance development of AV-101 in PAH.

Some of our historical competitors have had significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we did. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors that differentiate products, if approved, are likely to be efficacy, safety, convenience, price, and the availability of reimbursement from commercial, government and other third-party payors.

Government Regulation

United States—FDA Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDCA and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval of our product candidates. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications, or NDAs, withdrawal of an approval, warning or untitled letters, clinical holds, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties, and criminal prosecution.

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

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and Abbreviated NDAs, but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical substances. Non-clinical studies must be conducted in compliance with the principles of GLP as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The CTR is directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required). Under the CTR, there is a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement (instead of submitting applications separately to each national competent authority and ethics committee in the Member States in which the trial will be conducted, as was the case under the previous EU Clinical Trials Directive). The CTR also makes it more efficient for EU Member States to evaluate and authorize applications together, via the Clinical Trials Information System. Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices, or GMP. Other national and EU-wide regulatory requirements may also apply.

Disclosure of Clinical Trial Information

The CTR significantly enlarges the publication and transparency obligations for clinical trial sponsors from the previous position under the Clinical Trials Directive. Additionally, the CTR requires that EU Member States adopt specific measures, including penalties, to adequately sanction infringements of the relevant transparency obligations.

Marketing Authorisations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorisation, or MA. To obtain regulatory approval of a product in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the marketing of the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if such a method exists, the product in question would be of significant benefit compared to products available for that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers, regulatory assistance and the possibility to apply for a centralized MA. The application for orphan designation must be submitted before the application for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The grant of an MA for an orphan medicinal product leads to ten years of market exclusivity. During the ten-year market exclusivity period, the EMA cannot accept an MAA, or grant an MA, or accept an application to extend an MA, for the same therapeutic indication, in respect of a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies conducted in compliance with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate, or SPC extension (provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to two years before the SPC expires) or, in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity is granted. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK formally left the EU (commonly referred to as “Brexit”) on January 31, 2020, and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical or medical devices regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently continues to apply in Northern Ireland). The medicinal products regulatory regime in Great Britain therefore largely aligns with EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. The new Medical Devices Regulation is not applicable in Great Britain following Brexit and the current legislation is based on the previous Medical

Devices Directive. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new framework which was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines and medical devices regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of MAs from the EMA (and certain other regulators) when considering an application for a Great Britain or UK MA.

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

In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products will be made on a payor by payor basis. Private third-party payors tend to follow Medicare coverage policies and payment limitations in setting their own reimbursement rate to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. As a result, coverage determination process is often a time-consuming and costly process that will require providing scientific and clinical support for the use of product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. Factors payors consider in determining reimbursement are based on whether the product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

Increasingly, third party payors are implementing cost-cutting and reimbursement initiatives and likely will continue to do so in the future. These include establishing formularies that govern the drugs and biologics that will be offered and also the out-of-pocket obligations of member patients for such products. In addition, net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. It is possible that future legislation in the United States and other jurisdictions could be enacted which could potentially impact the reimbursement rates for the products in development and that may be developed in the future and also could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, the ability to generate revenues from sales of products that, if successfully developed, are brought to market.

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

As described above, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA in labeling. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested uses and uses approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, consent decrees and the full range of civil and criminal penalties available to the FDA.

Healthcare Laws and Regulations

Pharmaceutical companies are also subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which  products are researched, sold, marketed and distributed, when marketing authorization is obtained. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If operations are found to be in violation of any of such laws or any other governmental regulations that apply, there may to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. Such laws include, but are not limited to:

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

Healthcare Reform and Legislation

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact the ability to sell products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

The Inflation Reduction Act of 2022, includes several provisions that may impact the healthcare industry to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on the healthcare industry is not yet known.

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

At the state level, individual states are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for products or put pressure on product pricing.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain state and non-U.S. laws, such as the CCPA, and GDPR, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Other Laws and Regulatory Processes

We are subject to a variety of financial disclosure and securities trading regulations as a public company in the United States, including laws relating to the oversight activities of the SEC and, the regulations of The Nasdaq Global Market. In addition, the Financial Accounting Standards Board, or FASB, the SEC and other bodies that have jurisdiction over the form and content of our accounts, our financial statements and other public disclosure are constantly discussing and interpreting proposals and existing pronouncements designed to ensure that companies best display relevant and transparent information relating to their respective businesses.

Our international operations are subject to compliance with the Foreign Corrupt Practices Act, or the FCPA, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. We also may be implicated under the FCPA for activities by our partners, collaborators, contract research organizations, or CROs, vendors or other agents.

Our present and future business has been and will continue to be subject to various other laws and regulations. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Human Capital Resources

As of March 24, 2025, we had four full-time employees, all in general and administrative functions. We also contract with consultants to supplement the efforts and responsibilities of our employees. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union.

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

Risks Related to the Merger

Failure to complete, or delays in completing, the potential Merger with Jade, announced on October 31, 2024, could materially and adversely affect our or Jade’s results of operations, business, financial results and may cause a decline in the market price of our common stock.

On October 30, 2024, we entered into the Merger Agreement. Consummation of the Merger is subject to certain closing conditions, a number of which are not within our control. Any failure to satisfy or, to the extent permitted by applicable law, waive these required closing conditions may prevent, delay or otherwise materially adversely affect the consummation of the Merger. We cannot predict with certainty whether or when any of the required conditions will be satisfied or, to the extent permitted by applicable law, waived, or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. Uncertainty as to whether the Merger will be completed could adversely affect our business and our relationships with collaborators, suppliers, vendors, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer their decisions to work with us or seek to change their existing business relationships with us. Changes to, or termination of, existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

The Exchange Ratio will not be adjusted based on the market price of our common stock as the Exchange Ratio depends on the our net cash at the Closing and not the market price of Aerovate common stock, so the Merger consideration at the Closing may have a greater or lesser value than at the time the Merger Agreement was signed.

At the First Effective Time, as described in the Merger Agreement, outstanding shares of Jade capital stock will be converted into shares of our common stock. Based on our and Jade’s capitalization as of October 30, 2024, the Exchange Ratio is estimated to be equal to approximately 21.4388 shares of our common stock for each share of Jade common stock and 0.0214388 shares of our as Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or our

Series A Preferred Stock, for each share of Jade Preferred Stock. After applying the Exchange Ratio, the former Jade securityholders immediately before the Merger, excluding shares purchased in the pre-closing financing where certain investors have agreed to purchase shares of Jade common stock or pre-funded warrants for an aggregate purchase price of approximately $300 million, including the conversion of Jade’s previously issued $95 million convertible notes, or the Jade Pre-Closing Financing, are expected to own approximately 34.0% of the aggregate number of shares of our common stock on a fully-diluted basis, shares issued in the Jade Pre-Closing financing are expected to represent approximately 64.4% of the outstanding shares of our common stock on a fully-diluted basis and our securityholders immediately before the Merger are expected to own approximately 1.6% of the aggregate number of shares of our common stock on a fully-diluted basis, subject to certain assumptions, including, but not limited to, our net cash as of Closing being no less than $0. In the event our net cash is below $0, the Exchange Ratio will be adjusted such that the number of shares issued to Jade’s pre-Closing securityholders will be increased, and our stockholders will own a smaller percentage of the Combined Company.

Any changes in the market price of our common stock before the completion of the Merger will not affect the Exchange Ratio or the number of shares Jade stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, then Jade stockholders could receive Merger consideration with substantially more value for their shares of Jade capital stock than the parties had negotiated when they established the Exchange Ratio. Similarly, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Jade stockholders could receive Merger consideration with substantially lower value than the parties negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right.

The issuance of our common stock to Jade stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger must be approved by our stockholders, and the Merger Agreement and transactions contemplated thereby must be approved by the Jade stockholders. Failure to obtain these approvals would prevent the Closing.

Before the Merger can be completed, our stockholders must approve, among other things, the issuance of our common stock to Jade stockholders pursuant to the Merger Agreement and the resulting change in control from the Merger, and Jade stockholders must adopt the Merger Agreement and approve the Merger and the related transactions. Failure to obtain the required stockholder approvals may result in a material delay in, or the abandonment of, the Merger. Any delay in completing the Merger may materially adversely affect the timing and benefits that are expected to be achieved from the Merger.

We may not be successful in consummating the Merger.

In June 2024, based upon 24-week topline results from the Phase 2b portion of our clinical trial evaluating AV-101 for the treatment of PAH we announced our decision to halt enrollment and shut down the Phase 3 portion of the trial as well as the long-term extension study. In July 2024, we announced that we were undertaking a comprehensive review of strategic alternatives focused on maximizing shareholder value, which may include but are not limited to, the Merger or an alternative transaction or liquidation. We have and expect to continue to devote substantial time and resources to exploring strategic alternatives that our board of directors believes will maximize stockholder value. There can be no assurances that the Merger will be successfully consummated or lead to increased stockholder value or that we will make any additional cash distributions to our stockholders.

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

If the conditions to the Merger are not satisfied or waived, the Merger may not occur.

Even if the Merger is approved by the stockholders of Jade and the necessary approvals are received from our stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. We and Jade cannot assure you that all of the conditions to the consummation of the Merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the Closing may be delayed.

We and Jade may mutually agree to waive the condition to the Merger requiring approval for listing on Nasdaq, and if such condition is waived, the combined company’s stock may not be listed on Nasdaq following completion of the Merger.

Pursuant to the Merger Agreement, we agreed, to the extent required by the rules and regulations of Nasdaq, to use our commercially reasonable efforts to cause the shares of our common stock being issued in the Merger to be approved for listing on Nasdaq at or prior to the Effective Time. Additionally, under the Merger Agreement, each of our and Jade’s obligation to complete the Merger is subject to the satisfaction or waiver by each of the parties of various conditions, including that the shares of our common stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the closing of the Merger. In the event that the shares of our common stock to be issued in the Merger are not approved for listing on Nasdaq, it is possible that we and Jade may mutually agree to waive the applicable condition and nonetheless proceed with completing the Merger. If such condition is waived, we will not recirculate an updated proxy statement/prospectus, nor will we solicit a new vote of stockholders prior to proceeding with the Merger. If we proceed with the Merger in these circumstances, the combined company’s stock may not be listed on Nasdaq.

If the combined company’s stock is not listed on Nasdaq following completion of the Merger, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the common stock of the combined company; decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the common stock of the combined company. Also, it may be difficult for the combined company to raise additional capital if the combined company’s common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the common stock of the combined company and could have a material adverse effect on the combined company.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes or other causes.

In general, neither we nor Jade is obligated to complete the Merger if there is a material adverse effect affecting the other party between October 30, 2024, the date of the Merger Agreement, and the Closing. However, certain types of events and/or causes are excluded from the concept of a “material adverse effect.” Such exclusions include, but are not limited to, changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the Merger, natural disasters, pandemics (including the COVID-19 pandemic), other public health events, other force majeure events, acts or threat of terrorism or war and changes in U.S. GAAP. Therefore, if any of these events were to occur and adversely affect us or Jade, the other party would still be obligated to consummate the Closing notwithstanding such material adverse effects. If any such adverse effects occur and we and Jade consummate the Closing, the stock price of the combined company may suffer. This, in turn, may reduce the value of the Merger to our stockholders, Jade’s stockholders or both.

If we and Jade complete the Merger, the combined company will need to raise additional capital by issuing equity securities or additional debt or through licensing arrangements, which may cause significant dilution to the combined company’s stockholders or restrict the combined company’s operations.

On October 30, 2024, Jade entered into a securities purchase agreement with certain investors, including existing investors of Jade, pursuant to which Jade agreed to sell, and the investors agreed to purchase, immediately prior to the consummation of the Merger, shares of Jade common stock and pre-funded warrants for an aggregate purchase price of approximately $300.0 million in the Jade Pre-Closing financing. The closing of the Jade Pre-Closing financing is conditioned upon the satisfaction or waiver of the conditions to the Closing as well as certain other conditions. The shares of Jade common stock issued in the Jade Pre-Closing Financing will result in dilution to all securityholders of the combined company (i.e., both our pre-Merger securityholders and former pre-Merger Jade securityholders).

Additional financing may not be available to the combined company when it is needed or may not be available on favorable terms. To the extent that the combined company raises additional capital by issuing equity securities, such financing will cause additional dilution to all securityholders of the combined company, including our pre-Merger securityholders and Jade’s former securityholders. It is also possible that the terms of any new equity securities may have preferences over the combined company’s common stock. Any debt financing the combined company enters into may involve covenants that restrict its operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of the combined company’s assets, as well as prohibitions on its ability to create liens, pay dividends, redeem its stock or make investments. In addition, if the combined company raises additional funds through licensing arrangements, it may be necessary to grant licenses on terms that are not favorable to the combined company.

Some of Jade’s and our directors and executive officers have interests in the Merger that are different from our other stockholders.

Our directors and executive officers and those of Jade may have interests in the Merger that are different from, or in addition to, the interests of our other stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, extension of exercisability periods of previously issued stock option grants, severance payments if employment is terminated in a qualifying termination in connection with the Merger and rights to continued indemnification, expense advancement and insurance coverage. These interests with respect to Jade’s directors and executive officers may include, among others, certain of Jade’s directors and executive officers have options, subject to vesting, to purchase shares of Jade common stock which, after the effective time of the Merger, will be converted into and become options to purchase shares of the common stock of the combined company; Jade’s executive officers are expected to continue as executive officers of the combined company after the effective time of the Merger; and all of Jade’s directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. In addition, certain of our directors and Jade’s directors are affiliated with investment funds which hold an interest in the other party, and are participating in the Jade Pre-Closing Financing. Further, current members of Jade’s board of directors will continue as directors of the combined company after the effective time of the Merger, and, following the Closing, will be eligible to be compensated as non-employee directors of the combined company pursuant to our non-employee director compensation policy that is expected to remain in place following the effective time of the Merger. The directors and executive officers own options and/or, with respect to us, restricted stock units, to purchase the shares of their respective companies.

Our board and the Jade board considered the interests in the Merger that the respective directors and officers may have that are different than yours, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our stockholders and Jade stockholders.

Our stockholders and Jade stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger, including the conversion of Jade common stock issued in the Jade Pre-Closing Financing.

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

If the Merger is not completed, our stock price may decline significantly.

The market price of our common stock is subject to significant fluctuations. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our common stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our common stock is exacerbated by low trading volume. Additional factors that may cause the market price of our common stock to fluctuate include:

●	the entry into, or termination of, key agreements, including commercial partner agreements;
●	announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
●	the loss of key employees;
●	future sales of its common stock;
●	general and industry-specific economic conditions that may affect its research and development expenditures;
●	the failure to meet industry analyst expectations; and
●	period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

Our securityholders and Jade securityholders will generally have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.

After the completion of the Merger, our current stockholders and the current stockholders of Jade will generally own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, our stockholders as of immediately prior to the Merger are expected to own approximately 1.6% of the outstanding shares of the combined company on a fully diluted basis, former Jade securityholders, excluding shares purchased in the Jade Pre-Closing Financing, are expected to own approximately 34.0% of the outstanding shares of the combined company on a fully diluted basis and shares issued in the Jade Pre-Closing Financing are expected to represent approximately 64.4% of the outstanding shares of capital stock of the combined company on a fully diluted basis, subject to certain assumptions, including, but not limited to, our net cash as of Closing being $0. The Chief Executive Officer of Jade will serve as the Chief Executive Officer of the combined company following the completion of the Merger.

During the pendency of the Merger, we and Jade may not be able to enter into a business combination with another party on more favorable terms because of restrictions in the Merger Agreement, which could adversely affect their respective business prospects.

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

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the transactions contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of us and Jade from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances. In addition, if we terminate the Merger Agreement under specified circumstances, we could be required to pay Jade a termination fee of $2.34 million, or Jade could be required to pay us a termination fee of $5.25 million. This termination fee may discourage third parties from submitting competing proposals to us, Jade or their respective stockholders, and may cause our or Jade’s board of directors to be less inclined to recommend a competing proposal.

Lawsuits may be filed against us, Jade, or any of the members of our or Jade’s boards of directors arising out of the Merger, which may delay or prevent the Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Jade, the Jade board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we or Jade may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Jade, or the Jade board of directors could delay or prevent the Merger, divert the attention of the Company’s or Jade’s management and employees from their day-to-day business and otherwise adversely affect us and Jade financially.

Our ability to consummate the Merger depends on our ability to retain the employees required to consummate such transaction.

Our ability to consummate the Merger depends upon our ability to retain the employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic alternatives and in order to extend resources, we implemented the Workforce Reduction Plan, which resulted in the termination of nearly all of our workforce. Under the Workforce Reduction Plan, approximately

92% of our workforce was terminated as of December 31, 2024. Our cash conservation activities may yield unintended consequences, such as attrition beyond our Workforce Reduction Plan and reduced employee morale, which may cause remaining employees to seek alternative employment.

The Merger process is supported by our deep and broad experience at the board of directors, executive management and supporting staff levels. As of February 15, 2025, we had only four full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more employees may terminate their employment with us on short notice. The loss of the service of certain employees could potentially harm our ability to consummate the Merger and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

Our cash preservation activities, including the Workforce Reduction Plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2024, we implemented our Workforce Reduction Plan. In connection with the Workforce Reduction Plan, we incurred costs of approximately $6.7 million, which are primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our Workforce Reduction Plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as a Merger, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation in connection with the Merger even if no wrongdoing occurred.

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

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a biopharmaceutical company with a limited operating history.

We are a biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our only product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of our IMPAHCT clinical trial for AV-101 in adults with PAH as well as the long-term extension study. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a NDA, or commercializing any products.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $69.6 million and $75.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $233.1 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time. As a public company, we continue to incur additional costs associated with operating that we did not incur as a private company. In addition, we expect to continue to incur costs and expenditures in connection with the process of winding down our clinical trial of AV-101 and the Merger. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with the Merger, we are unable to predict the extent of any future losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

We may require additional capital to finance our operations, which may not be available on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or terminate our product development or commercialization efforts.

Since our inception, we have invested substantially all of our efforts and financial resources in the development of AV-101 to address the core disease processes of PAH. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time.

As of December 31, 2024, we had cash and cash equivalents and short-term investments of $78.6 million. We expect our existing cash and cash equivalents and short-term investments will be sufficient to fund our planned operations for at least twelve months from the date of filing this Annual Report on Form 10-K based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others, or other proceedings in the USPTO or applicable foreign offices that challenge priority of invention or other features of patentability. An adverse determination in any such submission, proceeding or litigation could result in loss of exclusivity or freedom to operate, patent claims being narrowed, invalidated or held unenforceable, in whole or in part, limit the scope or duration of the patent protection of AV-101 or any other product candidates that we may identify, all of which could limit our ability to stop others from using or commercializing similar or identical product candidates or technology to compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates or approved products (if any) without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates, or could have a material adverse effect on our ability to raise funds necessary to continue our research programs or clinical trials. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Patent term restoration for products may not succeed if, for example, there is a failure to apply within applicable deadlines, failure to apply prior to expiration of relevant patents or otherwise failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than requested. Failure to obtain patent term restoration, or if the term of any such patent restoration is less than requested, competitors may enter the market and compete sooner than anticipated, and the ability to generate revenue could be materially adversely affected.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

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

We do not intend to resume development of AV-101 or commence development of any other product candidates. However, if we were to have a product candidate approved by the FDA or a comparable foreign regulatory authority, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current GMPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Our business operations and relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers have been subject to applicable healthcare regulatory laws, which could expose us to penalties.

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

Ensuring that any internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations involves substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws. If operations are found to be in violation of any of the laws described above or any other governmental laws that may apply, it may result in significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of operations. If any of the physicians or other providers or entities with which business is done are found to not be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect the ability to operate its business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which regulatory approval is obtained. Changes in regulations, statutes or the interpretation of existing regulations could impact manufacturing arrangements, require additions or modifications to product labeling, result in the recall or discontinuation of products or result in additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect business operations.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such incidents could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents or improper access to or disclosure or compromise of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act as amended by the CCPA provides a private right of action for data breaches impacting California residents.

Risks Related to Ownership of Our Common Stock

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change net operating loss, or NOL, carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had federal NOL carryforwards of approximately $95.7 million and are accruing additional NOLs in calendar year 2024, which will be added to the NOL carryover balance once the current year is completed. Our ability to utilize our NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating United States federal and state taxable income. As a result, the amount of the NOL and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal NOL carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made and changes are likely to continue to occur in the future. For example, under Section 174 of the code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. are capitalized and amortized, which may have an adverse effect on our cash flow. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our second amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing or cause us to take other corporate actions our stockholders desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A global financial crisis or a global or regional political disruption could cause extreme volatility in the capital markets and lead to diminished liquidity and credit availability, higher interest rates, declines in consumer confidence and economic growth, increases in unemployment rates and uncertainty about economic stability. For instance, the COVID-19 pandemic led to a period of considerable uncertainty and volatility and interest rates in the United States have recently increased to levels not seen in decades. In addition, the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the United States and China or the ongoing war in Ukraine and the conflict in the Middle East, including any resulting sanctions, export controls or other restrictive actions, also could lead to disruption, instability, and volatility in the global markets, as well as disruptions to our business. A severe or prolonged economic downturn or political disruption could result in a variety of risks to our business, our strategic prospects and our ability to raise additional capital as needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; since then, additional financial institutions have experienced similar failures and have been placed into receivership. It is possible that other banks will face similar difficulty in the future. We had no exposure to the SVB closure and did not experience any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations. However, uncertainty remains over liquidity concerns in the broader financial services industry, and there may be additional impacts to our business and our industry that we cannot predict at this time. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in our ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
●	Potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

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

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier may determine that it will no longer deal with us as a customer or a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the European Union General Data Protection Regulation (with regards to the EEA), and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, GDPR refers to both EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health sensitive data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act and a “smaller reporting company” as defined in the Exchange Act, and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30th. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may not pay any cash dividends on our capital stock in the foreseeable future, other than the Cash Dividend in connection with the Merger, and capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We intend to declare and pay to the holders of record of outstanding shares of our common stock as of a record date prior to the Effective Time of the Merger, to be set by the our board of directors as close as reasonably practicable to (but not later than) the anticipated date of Closing. Otherwise, we may retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s certification under Section 404 was provided with this annual report on Form 10-K for the fiscal year ended December 31, 2024. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

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

Item 2. Properties

Our headquarters is located in Waltham, Massachusetts, where we lease approximately 5,000 square feet of office space, or the Waltham Lease. Our Waltham Lease expires in December 2025. We also lease approximately 3,500 square feet of office space located in Foster City, California which expires in October 2025, or the Foster City Lease. We believe that our existing facilities, as well as facilities available for rent, are sufficient for our current needs and our needs for the foreseeable future.

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

Holders of Our Common Stock

As of March 24, 2025, there was one holder of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on the our common stock for the foreseeable future, except the Cash Dividend that we will declare and pay to the holders of record of outstanding shares of our common stock as of a record date prior to the effective time of the Merger, to be set by our board of directors as close as reasonably practicable to (but not later than) the anticipated date of Closing. The aggregate amount of the Cash Dividend is expected to equal approximately $65.0 million, subject to certain adjustments depending on our net cash. Notwithstanding the foregoing, any determination to pay cash dividends subsequent to the Merger will be at the discretion of the combined company’s then-current board of directors and will depend upon a number of factors, including the combined company’s results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors the then-current board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference from our Registration Statement on Form S-4, as amended, which is deemed to be a definitive proxy statement under Section 14a-6 of the Exchange Act, that has been filed with the SEC on March 25, 2025, or the 2025 Proxy Statement, under the caption “Equity Compensation Plan Information.”

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

Overview

We are a biopharmaceutical company. Our initial focus was on advancing AV 101, our dry powder inhaled formulation of imatinib for the treatment of PAH a devastating disease impacting approximately 70,000 people in the United States and Europe. On June 17, 2024, we announced topline results from the Phase 2b portion of our Phase 2b/Phase 3 IMPAHCT. Topline data showed that, while AV-101 was generally well tolerated across all dose groups, the study did not meet its primary endpoint for improvement in pulmonary vascular resistance compared to placebo for any of the studied doses or show meaningful improvements in the secondary endpoint of change in six minute walk distance. We also reviewed data from several additional secondary endpoints of the Phase 2b portion of IMPAHCT, which also failed to show meaningful improvements. Based upon these results and in agreement with the independent study advisory committee, we halted enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study. AV-101 for the treatment of PAH was our only product candidate in development. We do not intend to resume development of AV-101 or any other product candidates. In July 2024, we announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. We also engaged Wedbush PacGrow as our exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, which may include but are not limited to, an acquisition, merger, reverse merger, business combination, liquidation or other transaction.

Recent Developments

In June 2024, following our decision to halt further development of AV-101, we announced our plan to terminate nearly all of our workforce in the coming months, or the Workforce Reduction Plan. As of December 31, 2024, 47 individuals, or approximately 92% of our workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against our company. In connection with the Workforce Reduction Plan, we incurred costs (in consideration of releases) of approximately $6.7 million, which are primarily one-time severance benefits.

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

On October 30, 2024, Jade entered into a Securities Purchase Agreement, or the Purchase Agreement, with certain existing Jade stockholders and new investors, or the Investors. Pursuant to the Purchase Agreement, and subject to the terms and conditions thereof, Jade agreed to sell, and the Investors agreed to purchase, immediately prior to the consummation of the Merger, shares of Jade Common Stock and pre-funded warrants for an aggregate purchase price of approximately $300.0 million, or the Concurrent Investment, which reflects the conversion of the previously issued $95.0 million of convertible notes. The consummation of the Concurrent Investment is conditioned on the satisfaction or waiver of the conditions set forth in the Merger Agreement and in the Purchase Agreement. Shares of Jade Common Stock and pre-funded warrants issued pursuant to this financing transaction will be converted into shares of Aerovate Common Stock and pre-funded warrants to acquire shares of Aerovate Common Stock, in accordance with the Exchange Ratio and the Merger Agreement.

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

Pursuant to a Certificate of Designation of Preferences, Rights and Limitations of the Series A Non-Voting Convertible Preferred Stock to be filed by us with the Secretary of State of the State of Delaware, or the Certificate of Designation in connection with the Merger Agreement and the transactions thereunder, we will establish the terms of a new series of preferred stock designated as Series A Non-Voting Convertible Preferred Stock, our Series A Preferred Stock. Holders of our Series A Preferred Stock will be entitled to receive dividends on shares of our Series A Preferred Stock equal to, on an as-if-converted-to-our common stock basis, and in the same form as dividends actually paid on shares of our common stock. Except as otherwise required by the Certificate of Designation or law, our Series A Preferred Stock will not have voting rights. However, as long as any shares of our Series A Preferred Stock are outstanding, we will not, without the affirmative vote of the holders of a majority of the then outstanding shares of our Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to our Series A Preferred Stock, (b) alter or amend the Certificate of Designation, (c) amend our certificate of incorporation, bylaws or other charter documents in any manner that adversely affects any rights of the holders of our Series A Preferred Stock, (d) file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock (as defined in the Certificate of Designation), if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of our Series A Preferred Stock, (e) issue further shares of our Series A Preferred Stock or increase or decrease (other than by conversion) the number of authorized shares of our Series A Preferred Stock, (f) at any time while at least 30% of the originally issued Series A Preferred Stock remains issued and outstanding, consummate either (A) a Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of our Company or other business combination in which our stockholders immediately before such transaction do not hold at least a majority of the capital stock of  our Company immediately after such transaction, or (f) enter into any agreement with respect to any of the foregoing. Our Series A Preferred Stock does not have a preference upon any liquidation, dissolution or winding-up of our Company.

Following the closing of the First Merger, each share of our Series A Preferred Stock then outstanding shall be convertible, at any time and from time to time, at the option of the holder of our Series A Preferred Stock, into a number of shares equal to 1,000 shares of our common stock, subject to certain limitations, including that a holder of our Series A Preferred Stock is prohibited from converting shares of our Series A Preferred Stock into shares of our common stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage (initially set at 19.99%) of the total number of shares of our common stock issued and outstanding immediately after giving effect to such conversion.

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

At-The-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we established an “at-the-market” offering program to sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of December 31, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Annual Report on Form 10-K, up to $6.0 million of shares of our common stock remain available for sale from time to time under the Sales Agreement.

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

Operating Expenses

Research and Development

Prior to mid-June, our research and development expenses have related to the development of AV-101. Since our decision to halt further development of AV-101, we have also incurred costs related to shutting down our clinical trials and research and development operations. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll taxes, employee benefits, stock-based compensation and severance charges for those individuals in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. Our general and administrative expenses decreased for the second half of 2024 as we decreased the size of our organization in connection with the Workforce Reduction Plan. Our future general and administrative expenses will be significantly dependent on our ability to successfully consummate the Merger, related audit and legal expenses and whether we decide to pursue any future product development efforts.

Results of Operations

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change

	(unaudited)
Operating expenses:
Research and development	$53,187	$64,219	$(11,032)
General and administrative	21,409	17,190	4,219
Total operating expenses	74,596	81,409	(6,813)
Loss from operations	(74,596)	(81,409)	6,813
Other income (expense):
Interest income	5,042	5,945	(903)
Other expense	(19)	(1)	(18)
Total other income	5,023	5,944	(921)
Net loss before income taxes	(69,573)	(75,465)	5,892
Provision for income taxes	55	56	(1)
Net loss	$(69,628)	$(75,521)	$5,893

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 were $53.2 million compared to $64.2 million for the year ended December 31, 2023. The decrease of $11.0 million was primarily due to decreases of $6.6 million in clinical trial costs, $3.2 million in contract manufacturing costs, and $2.3 million in headcount related costs, partially offset by lower regulatory and other costs of $1.1 million.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2024 were $21.4 million compared to $17.2 million for the year ended December 31, 2023. The increase of $4.2 million was primarily due to a $2.4 million increase in legal and consulting costs, a $1.3 million increase in headcount related and stock based compensation expense, and a $0.9 million increase in travel and other miscellaneous costs, offset by decreases of $0.4 million in insurance costs.

Total Other Income

Other income for the year ended December 31, 2024 was $5.0 million compared to $5.9 million of other income for the year ended December 31, 2023. The change was primarily due to interest earned on our cash and cash equivalents and short-term investments for the year ended December 31, 2024.

Liquidity and Capital Resources

From our inception through December 31, 2024, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

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

At-the-Market Offering

On April 5, 2023, we entered into the Sales Agreement with the Agent, pursuant to which we can sell, from time to time, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of December 31, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Annual Report on Form 10-K, up to $6.0 million of shares of our common stock remain available for sale from time to time under the Sales Agreement.

Future Funding Requirements

We have prepared operating plans and cash flow forecasts which indicate that our existing cash and cash equivalents and short-term investments on-hand of $78.6 million will be sufficient to fund our planned operations for at least twelve months from the filing date of this Annual Report on Form 10-K. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

In August 2021, we entered into the Waltham Lease. The base rent under the Waltham Lease is $43.00 per rentable square foot, or approximately $18,000 per month and is subject to scheduled annual increases of $1.00 per rentable square foot during the lease term. In January 2024, we entered into the First Amendment to the Waltham Lease resulting in the lease expiring on December 31, 2025, and an increase of $1.00 per rentable square foot during the additional lease term. In obtaining this lease extension, we no longer have the option to extend the Waltham Lease for one additional period of three years.

In April 2022, we entered into the Foster City Lease. The base rent under the Foster City Lease is $76.80 per rentable square foot, or approximately $22,600 per month and is subject to scheduled annual increases of 3% on each annual anniversary during the lease term. The term of the Foster City Lease is thirty-nine months, unless extended or earlier terminated pursuant to the terms of the Foster City Lease. We have the option to extend the Foster City Lease for one additional period of one year.

As of December 31, 2024, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the Years Ended December 31, 2024 and December 31, 2023

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2024 and December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023

	(unaudited)
Net cash used in operating activities	$(71,196)	$(56,778)
Net cash provided by investing activities	56,029	11,876
Net cash provided by financing activities	25,427	45,996
Net increase in cash and cash equivalents	$10,260	$1,094

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $71.2 million, consisting primarily of our net loss incurred during the period of $69.6 million adjusted for non-cash charges of $11.3 million for stock-based compensation expense, $2.2 million of accretion on investments, $0.5 million of depreciation and impairment expense, and $11.2 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.3 million increase in prepaid expenses, a $0.6 million decrease in other assets, and a $12.1 million decrease in accounts payable and accrued and other current liabilities.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 of $56.0 million consisted of maturities of short-term investments of $75.7 million, offset by purchases of short-term investments of $19.7 million.

Net cash provided by investing activities for the year ended December 31, 2023 of $11.9 million consisted of maturities of short-term investments of $136.0 million, offset by purchases of short-term investments of $124.0 million and $0.1 million for purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 of $25.4 million consisted of $23.6 million in net proceeds received from sales of common stock under the Sales Agreement, after deducting Agent commissions, $0.3 million of payments made for offering costs, and $1.8 million of proceeds from stock option exercises and issuances of common stock under our employee stock purchase plan.

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

Emerging Growth Company Status

As an emerging growth company under the JOBS Act we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. The decision to opt out of the extended transition period under the JOBS Act is irrevocable.

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

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2024 and 2023.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework provided in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission in (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information.

(a)

None.

(b)

Rule 10b5-1 Plans

On November 4, 2024, Timothy Noyes, our Chief Executive Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), or the Noyes 10b5-1 Plan. The Noyes 10b5-1 Plan was entered into on November 27, 2023, and commenced on April 1, 2024, with a termination date of the earlier of July 31, 2025, or the date all shares under the plan were sold. The aggregate number of securities sold under the Noyes 10b5-1 Plan was 40,000.

On November 4, 2024, Ralph Niven, our former Chief Scientific Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1(c), or the Niven 10b5-1 Plan. The Niven 10b5-1 Plan was entered into on April 9, 2024, and commenced on August 8, 2024, with a termination date of the earlier of April 9, 2025, or the date all shares under the plan were sold. There were no securities sold under the Niven 10b5-1 Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference from our Registration Statement on Form S-4, as amended, which is deemed to be a definitive proxy statement under Section 14a-6 of the Exchange Act, that has been filed with the SEC on March 25, 2025, or the 2025 Proxy Statement, under the captions “Proposal No. 7 – The Director Election Proposal,” “Aerovate Executive Officers and Corporate Governance,” and “Proposal No. 8 – The Auditor Ratification Proposal.”.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions “Aerovate Executive Compensation” and “Aerovate Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions “Equity Compensation Plan Information” and “Principal Stockholders of Aerovate.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the captions “Certain Relationships and Related Party Transactions of the Combined Company” and “Proposal No. 7 – The Director Election Proposal.”

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is KPMG LLP, San Diego, California (PCAOB Auditor ID: 185).

The information required by this Item 14 is incorporated herein by reference from the 2025 Proxy Statement, including the information in the 2025 Proxy Statement appearing under the caption “Proposal No. 8 –  The Auditor Ratification Proposal.”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.All financial statements.

Our consolidated financial statements, together with the report thereon of KPMG LLP, our independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.

2.Financial statement schedules.

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

3.Exhibits

A list of exhibits is set forth on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.

Item 16. Form 10-K Summary

We have elected not to include summary information.

AEROVATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Aerovate Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aerovate Therapeutics, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

February 24, 2025

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,751	$23,491
Short-term investments	44,872	98,948
Prepaid expenses and other current assets	1,494	1,793
Total current assets	80,117	124,232
Property and equipment, net	6	288
Operating lease right-of-use assets	209	614
Other long-term assets	—	2,284
Total assets	$80,332	$127,418

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$224	$2,396
Accrued and other current liabilities	3,187	14,821
Operating lease liabilities	417	420
Total current liabilities	3,828	17,637
Operating lease liabilities, net of current portion	—	255
Other liabilities	70	70
Total liabilities	3,898	17,962

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 28,985,019 and 27,762,703 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	309,378	272,640
Accumulated other comprehensive gain	105	237
Accumulated deficit	(233,052)	(163,424)
Total stockholders’ equity	76,434	109,456
Total liabilities and stockholders’ equity	$80,332	$127,418

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$53,187	$64,219
General and administrative	21,409	17,190
Total operating expenses	74,596	81,409
Loss from operations	(74,596)	(81,409)
Other income (expense):
Interest income	5,042	5,945
Other expense:	(19)	(1)
Total other income	5,023	5,944
Net loss before income taxes	(69,573)	(75,465)
Provision for income taxes	55	56
Net loss	$(69,628)	$(75,521)
Comprehensive loss:
Net loss	$(69,628)	$(75,521)
Other comprehensive loss:
Unrealized (loss) gain on securities	(132)	703
Comprehensive loss	$(69,760)	$(74,818)
Net loss per share, basic and diluted	$(2.44)	$(2.87)
Weighted-average shares of common stock outstanding, basic and diluted	28,582,194	26,331,630

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2022	24,722,974	$2	$215,110	$(466)	$(87,903)	$126,743
Unrealized gain on investments	—	—	—	703	—	703
Stock based compensation	—	—	11,906	—	—	11,906
Issuance of common stock in connection with ATM, net	2,662,721	1	44,282	—	—	44,283
Vesting of restricted stock units	9,913	—	—	—	—	—
Issuance of common stock upon exercise of stock options	338,987	—	986	—	—	986
Issuance of common stock under ESPP	28,108	—	356	—	—	356
Net loss	—	—	—	—	(75,521)	(75,521)
Balance at December 31, 2023	27,762,703	$3	$272,640	$237	$(163,424)	$109,456
Unrealized loss on investments	—	—	—	(132)	—	(132)
Issuance of common stock in connection with ATM, net	800,000	—	23,635	—	—	23,635
Issuance of common stock upon exercise of stock options	382,790	—	1,484	—	—	1,484
Issuance of common stock under ESPP	34,034	—	308	—	—	308
Vesting of restricted stock units	5,492	—	—	—	—	—
Stock based compensation	—	—	11,311	—	—	11,311
Net loss	—	—	—	—	(69,628)	(69,628)
Balance at December 31, 2024	28,985,019	$3	$309,378	$105	$(233,052)	$76,434

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year ended December 31,
	2024	2023
Cash flow from operating activities:
Net loss	$(69,628)	$(75,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,311	11,906
Depreciation and amortization expense	282	96
Impairment of right-of-use asset	256	—
Accretion of discounts and amortization of premiums on investments, net	(2,248)	(3,057)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	299	483
Other long-term assets	563	(110)
Accounts payable	(2,172)	(164)
Accrued and other liabilities	(9,913)	9,999
Operating lease assets and liabilities, net	(109)	(26)
Other liabilities	163	(384)
Net cash used in operating activities	$(71,196)	$(56,778)

Cash flow from investing activities:
Purchases of short-term investments	(19,683)	(123,982)
Maturities of short-term investments	75,712	136,000
Purchases of property and equipment	—	(142)
Net cash provided by investing activities	$56,029	$11,876

Cash flow from financing activities:
Proceeds from sale of common stock in connection with ATM, net	23,942	44,888
Payments for offering costs	(307)	(234)
Proceeds from issuance of common stock under ESPP	308	356
Proceeds from issuance of common stock upon exercise of stock options	1,484	986
Net cash provided by financing activities	$25,427	$45,996

Net increase in cash and cash equivalents	10,260	1,094
Cash and cash equivalents at the beginning of the year	23,491	22,397
Cash and cash equivalents at the end of the period	$33,751	$23,491

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$206	$—

See accompanying notes to consolidated financial statements.

AEROVATE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Nature of Operations

Aerovate Therapeutics Inc. (“Aerovate” or the “Company”) was incorporated in the state of Delaware in July 2018, and is headquartered in Waltham, Massachusetts. The Company has a wholly owned subsidiary, Aerovate Securities Corporation. The Company is a biopharmaceutical company. The Company’s initial focus was on advancing AV-101, the Company’s dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension (“PAH”). However, in June 2024, the Company announced negative results from the Phase 2b portion of its global Phase 2b/Phase 3 trial of AV-101 in adults with PAH, and, as a result, the Company decided to halt enrollment and shut down the Phase 3 portion of the Phase 2b/Phase 3 trial as well as the long-term extension study. In June 2024, the Company announced a corporate restructuring and in July 2024, the Company engaged Wedbush Securities Inc. as the Company’s exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, including but not limited to an acquisition, merger, reverse merger, business combination, liquidation or other transaction.

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

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement (the “Sales Agreement”) with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of December 31, 2024, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Annual Report on Form 10-K, up to $6.0 million of shares of the Company’s common stock remain available for sale from time to time under the Sales Agreement.

(c)	Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $78.6 million.

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

The carrying value of long-lived assets, including property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future undiscounted cash flows, expected to result from the use of the asset and its eventual disposition, are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows or other appropriate measures of fair value. Following the Company’s Workforce Reduction Plan, the Company terminated all employees in the Foster City office and vacated the premises in September 2024. As a result, the Company impaired the related right-of-use asset of approximately $0.3 million, and recognized a loss on impairment in its general and administrative operating expenses during the year ended December 31, 2024.

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

(l)	Research and Development Expenses

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

(m)	Stock-Based Compensation

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

(n)	Income Taxes

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

(o)	Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard in the current period and disclosed a summary of significant segment expenses in Note 9 to our consolidated financial statements.

(p)	Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period, without consideration of potential dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares plus the potential dilutive effects of potential dilutive securities outstanding during the period. Potential dilutive securities are excluded from diluted earnings or loss per share if the effect of such inclusion is antidilutive. The Company’s potentially dilutive securities, which include outstanding stock options under the Company’s equity incentive plan, have been excluded from the computation of diluted net loss per share as they would be anti-dilutive to the net loss per share. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

The following table summarizes the Company’s net loss per share:

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(69,628)	$(75,521)
Net loss attributable to common stockholders	$(69,628)	$(75,521)

Denominator:
Weighted-average common stock outstanding, basic and diluted	28,582,194	26,331,630
Net loss per share, basic and diluted	$(2.44)	$(2.87)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of December 31,
	2024	2023
Options to purchase common stock	2,434,535	5,230,344
Unvested restricted stock units	—	21,968
	2,434,535	5,252,312

(q)	Recently Issued Accounting Pronouncements

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

On November 4, 2024, the FASB issued ASU 2024-03 Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$33,529	$33,529	$—	$—
Total cash equivalents	33,529	33,529	—	—

Short-term investments
Agency bonds	27,429	—	27,429	—
Corporate debt securities	9,057	—	9,057	—
U.S. Treasury bills	8,386	8,386	—	—
Total short-term investments	44,872	8,386	36,486	—

Total fair value of assets	$78,401	$41,915	$36,486	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$19,787	$19,787	$—	$—
Total cash equivalents	19,787	19,787	—	—

Short-term investments
Agency bonds	42,255	—	42,255	—
Commercial paper	38,386	—	38,386	—
U.S. Treasury bills	10,362	10,362	—	—
Corporate debt securities	7,945	—	7,945	—
Total short-term investments	98,948	10,362	88,586	—

Total fair value of assets	$118,735	$30,149	$88,586	$—

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

The following tables summarize the Company’s short-term investments (in thousands):

		As of December 31, 2024
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	1 year or less	27,358	71	—	27,429
Corporate debt securities	1 year or less	9,031	27	(1)	9,057
U.S. Treasury bills	1 year or less	8,378	8	—	8,386
		$44,767	$106	$(1)	$44,872

		As of December 31, 2023
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	2 years or less	$42,090	179	(14)	$42,255
Commercial paper	2 years or less	38,362	29	(5)	38,386
U.S. Treasury bills	2 years or less	10,334	31	(3)	10,362
Corporate debt securities	2 years or less	7,925	21	(1)	7,945
		$98,711	$260	$(23)	$98,948

The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater:

	As of December 31, 2024
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$2,016	$(1)	$—	$—	$2,016	$(1)
	$2,016	$(1)	$—	$—	$2,016	$(1)

	As of December 31, 2023
	Less than 12 months		12 months or Greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$6,042	$(5)	$—	$—	$6,042	$(5)
Agency bonds	3,760	(6)	6,579	(8)	10,339	(14)
U.S. Treasury bills	488	(2)	1,007	(1)	1,495	(3)
Corporate debt securities	3,110	(1)	—	—	3,110	(1)
	$13,400	$(14)	$7,586	$(9)	$20,986	$(23)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s short-term investments as of December 31, 2024, were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2024. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.5 million and $0.6 million as of December 31, 2024 and December 31, 2023, respectively.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Other current assets	$845	$250
Prepaid expenses	649	1,168
Prepaid research and development	—	375
Total prepaid expenses and other current assets	$1,494	$1,793

Accrued and Other Current Liabilities

In June 2024, following the Company’s decision to halt further development of AV-101, the Company announced its plan to terminate nearly all of its workforce in the coming months (the “Workforce Reduction Plan”). As of December 31, 2024, 47 individuals, or approximately 92% of the Company’s workforce, have been terminated.

The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against the Company. In connection with the Workforce Reduction Plan, the Company incurred costs (in consideration of releases) of approximately $6.7 million, which are primarily one-time severance benefits, during the year ended December 31, 2024. The Company has paid approximately $3.8 million of severance benefits, and liabilities associated with the Workforce Reduction Plan were approximately $2.9 million as of December 31, 2024. The Company estimates that the remaining liabilities will be paid in the first quarter of 2025.

Accrued and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued payroll and other employee benefits	2,868	4,368
Other	319	1,090
Accrued research and development	—	9,363
Total accrued and other current liabilities	$3,187	$14,821

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for on additional period of one year. The base rent payable under the Lease Term will be $22,600 per month and will be subject to annual increase of 3% on each anniversary. Following the Company’s Workforce Reduction Plan, the Company terminated all employees in the Foster City office and vacated the premises in September 2024. As a result, the Company impaired the related right-of-use asset of approximately $0.3 million, and recognized a loss on impairment in its general and administrative operating expenses during the year ended December 31, 2024.

As of December 31, 2024, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2025	$429
Total operating lease payments	429
Less: Amount representing interest	(12)
Present value of net minimum lease payments	$417

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases for the years ended December 31, 2024 and December 31, 2023 were as follows (in thousands except lease term and discount rate):

	December 31,	December 31,
Operating lease liabilities:	2024	2023
Current	417	420
Non-current	—	255
Total lease liabilities	$417	$675
Weighted-average remaining lease term (in years)	0.8	1.5
Weighted-average incremental borrowing rate	6.4%	6.0%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Year ended December 31,
	2024	2023
Cash paid included in operating cash flows	$507	$442

Rent expense was as follows (in thousands):

	Year ended December 31,
	2024	2023
Operating lease	$458	$464
Short-term lease	165	—
Total rent expense	$623	$464

(6) STOCKHOLDERS’ EQUITY

On July 2, 2021, the Company’s certificate of amendment to its certificate of incorporation became effective, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of December 31, 2024, the Company had reserved the following shares of common stock for future issuance:

December 31, 2024
Common stock options granted and outstanding	2,434,535
Shares reserved for issuance under the 2021 Plan	4,144,366
Reserved for future ESPP issuances	401,218
Total	6,980,119

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

As of December 31, 2024, a total of 5,675,841 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Since adoption, the annual increases have accumulated to a total of 3,075,841 shares through January 1, 2024.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of December 31, 2024, 1,676,073 and 758,462 options been granted and outstanding under the 2021 Plan and 2018 Plan, respectively.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the year ended December 31, 2024:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2023	5,230,344	$13.66	8.16	$49,728
Granted	1,489,191	19.70
Exercised	(382,790)	3.88
Cancelled/Forfeited	(3,902,210)	18.01
Outstanding at December 31, 2024	2,434,535	$11.93	6.91	$387
Vested and exercisable at December 31, 2024	1,740,379	10.22	6.44	336

The weighted-average grant date fair value of stock option grants was $14.92 and $15.69 per share for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 there was approximately $7.1 million of unrecognized stock-based compensation expense related to nonvested stock-based compensation arrangements granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of 1.7 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock is initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of December 31, 2024, 76,011 shares had been issued under the ESPP, and 401,218 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of December 31, 2024, 31,881 restricted stock units had been awarded under the 2021 Plan. A summary of the status of and changes in unvested restricted stock unit activity under the Company’s equity award plans for the year ended December 31, 2024, was as follows:

		Weighted-
		Average Grant
		Date Fair Value
	Units	Per Unit
Unvested restricted stock units as of December 31, 2023	21,968	$22.26
Granted	—	—
Vested	(5,492)	21.30
Forfeited	(16,476)	22.58
Unvested restricted stock units as of December 31, 2024	—	$—

Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over one to four years.

As of December 31, 2024, the Company had had no unrecognized stock-based compensation expense related to its unvested restricted stock units.

(d) Stock-Based Compensation Expense

The Company estimated the fair value of stock options using the Black-Scholes valuation model. The Company accounts for any forfeitures of options when they occur. Previously recognized compensation expense for an award is reversed in the period that the award is forfeited. The fair value of stock options was estimated using the following assumptions:

Year Ended December 31,
	2024	2023
Expected term (in years)	5.3 - 6.0	5.3 - 6.1
Expected volatility	70.0 - 89.8%	73.9 - 91.5%
Risk-free interest rate	3.6 - 4.5%	3.5 - 4.8%
Expected dividend	—	—

Stock-based compensation expense recognized for stock option grants has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023
General and administrative	$6,296	$5,285
Research and development	5,015	6,621
Total	$11,311	$11,906

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive (loss) income was as follows:

	Year Ended December 31,
	2024	2023
Stock options	$11,133	$11,494
Restricted stock awards and units	62	201
Employee stock purchase plan awards	116	211
Total	$11,311	$11,906

(8) INCOME TAXES

Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
NOL carryforwards	$23,931	$16,199
Research credit carryforwards	7,870	5,153
Capitalized R&D	26,132	19,404
Stock based compensation	1,044	1,929
Other	1,265	1,117
Gross deferred tax assets	60,242	43,802
Less: valuation allowance	(60,199)	(43,596)
Total deferred tax assets	43	206
Deferred income tax liabilities:
Other	(43)	(206)
Total deferred tax liabilities	(43)	(206)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate is as follows (in thousands):

	Years ended December 31,
	2024	2023
U.S. Federal statutory income tax rate	$(14,604)	$(15,831)
State taxes	(2,809)	(3,389)
Permanent and other differences	248	416
Stock-based compensation	2,704	1,049
Research and development credits	(2,054)	(2,676)
Change in valuation allowance	16,570	20,487
Total tax provision	$55	$56

The Company had federal NOL carryforwards available of $95.7 million and $64.8 million as of December 31, 2024 and December 31, 2023, respectively, before consideration of limitations under Section 382 of the Internal Revenue Code or Section 382, as further described below. The NOL generated from 2018 onwards of $95.7 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. Additionally, the Company had state NOL carryforwards available of $64.1 million and $43.9 million as of December 31, 2024 and December 31, 2023, respectively. The state NOLs may be used to offset future taxable income and will begin to expire in 2038. At December 31, 2024 the Company had federal and state research and development credit carryforwards available of $9.0 million and $2.2 million, respectively. The federal credit carryforwards will begin to expire in 2038, unless previously utilized. The Massachusetts credit carryforwards will begin expiring in 2036, unless previously utilized. The California credits carry forward indefinitely.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth. Based on this evaluation, as of December 31, 2024 and December 31, 2023, a valuation allowance of $60.2 million and $43.6 million, respectively, has been recorded against all of the Company’s net deferred tax assets, as the Company has determined that none of the Company’s balance of net deferred tax assets is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence, such as estimates of future taxable income during carryforward periods and the Company’s projections for growth.

The future utilization of the Company’s NOL and tax credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of changes in ownership by stockholders that hold 5% or more of the Company’s common stock. An assessment of such ownership changes under Section 382 and 383 was not completed through December 31, 2024. Utilization of our net operating loss and income tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future. These ownership changes may limit the amount of the net operating loss and income tax credit carryover that can be utilized annually to offset future taxable income. The Company will examine the impact of any potential ownership changes in the future.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023 (in thousands):

	Years ended December 31,
	2024	2023
Beginning balance of unrecognized tax benefits	$2,214	$993
Additions based on tax positions related to the current year	950	1,127
Additions based on tax positions related to the prior year	—	94
Ending balance of unrecognized tax benefits	$3,164	$2,214

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

(9) Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue and has incurred losses and negative cash flows from operations since inception. The Company’s future life science expenses will be significantly dependent on our ability to successfully consummate the Merger, related audit and legal expenses and whether we decide to pursue any future product development efforts.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023.

	Years ended December 31,
	2024	2023
Operating expenses:
AV-101 clinical trials	$19,740	$26,548
Employee costs	19,512	21,244
Professional fees and services	11,482	6,289
Stock-based compensation	11,311	11,906
Chemistry, manufacturing, and controls	11,110	14,339
Other segment items(a)	1,515	1,140
Interest income	(5,042)	(5,945)
Consolidated net loss	$69,628	$75,521
(a) Other segment items include rent and facilities related expenses.

EXHIBIT INDEX
Exhibit
Number	Description
2.1

Agreement and Plan of Merger, dated as of October 30, 2024, by and among the Registrant, Caribbean Merger Sub I, Inc., Caribbean Merger Sub II, LLC and Jade Biosciences, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40544) filed with the SEC on November 12, 2024).

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

10.8

Lease, dated August 6, 2021, by and between the Registrant and PDM 930 Unit, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8 K (File No. 001 40544) filed with the SEC on August 12, 2021).

10.9

Lease Amendment, dated January 2, 2024, by and between the Registrant and PDM 930 Unit, LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 25, 2024).

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

10.12

Separation and Release Agreement, by and between the Registrant and Timothy Pigot, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40544) filed with the SEC on November 12, 2024).

19.1	Aerovate Therapeutics, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 25, 2024).
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-40544) filed with the SEC on March 30, 2022).
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Compensation Recovery Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-40544) filed with the SEC on August 14, 2023).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*Filed herewith.

#	Indicates a management contract or compensatory plan, contract or arrangement.
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

AEROVATE THERAPEUTICS, INC.

Date: March 27, 2025	By:	/s/ Timothy P. Noyes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on March 27, 2025.

Name	Title	Date

/s/ Timothy P. Noyes	Chief Executive Officer and Director	March 27, 2025
Timothy P. Noyes	(Principal Executive Officer)

/s/ George A. Eldridge	Chief Financial Officer	March 27, 2025
George A. Eldridge	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Habib Dable	Director	March 27, 2025
Habib Dable

/s/ Allison Dorval	Director	March 27, 2025
Allison Dorval

/s/ David Grayzel, M.D	Director	March 27, 2025
David Grayzel, M.D

/s/ Mark Iwicki	Director	March 27, 2025
Mark Iwicki

/s/ Joshua Resnick, M.D.	Director	March 27, 2025
Joshua Resnick, M.D.

/s/ Donald J. Santel	Director	March 27, 2025
Donald J. Santel