Form 10-Q
period 2025-03-31
Aerovate Therapeutics, Inc.
filed 2025-04-25
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 24, 2025, the registrant had 28,985,019 shares of common stock, $0.0001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future operational or financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	anticipated expenses and cost savings in connection with our discontinuation of development of AV-101;
●	the proposed merger with Jade, and related transactions;
●	payment of a Cash Dividend, conditioned upon closing of the proposed merger with Jade;
●	estimates of our future expenses, revenues, capital requirements and our needs for additional financing;
●	our expectations for clinical and regulatory development plans;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates we may develop;
●	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
●	potential regulatory developments in the United States and foreign countries;
●	developments relating to our competitors and our industry, including the impact of government laws and regulations;
●	our ability to retain key management personnel in order to operate our business following announcement of our Workforce Reduction Plan and the proposed merger with Jade and related transactions;
●	our ability to obtain additional funding for our operations, if needed, should we decide to pursue development of other product candidates; and
●	other risks and uncertainties, including those listed under the section titled “Risk Factors.”

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$44,220	$33,751
Short-term investments	31,990	44,872
Prepaid expenses and other current assets	1,163	1,494
Total current assets	77,373	80,117
Property and equipment, net	2	6
Operating lease right-of-use assets	158	209
Total assets	$77,533	$80,332

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$69	$224
Accrued and other current liabilities	2,036	3,187
Operating lease liabilities	312	417
Total current liabilities	2,417	3,828
Other liabilities	70	70
Total liabilities	2,487	3,898

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; no shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 28,985,019 and 27,762,703 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	310,563	309,378
Accumulated other comprehensive gain	50	105
Accumulated deficit	(235,570)	(233,052)
Total stockholders’ equity	75,046	76,434
Total liabilities and stockholders’ equity	$77,533	$80,332

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$—	$20,080
General and administrative	3,387	4,538
Total operating expenses	3,387	24,618
Loss from operations	(3,387)	(24,618)
Other income (expense):
Interest income	871	1,435
Other expense:	(2)	(3)
Total other income	869	1,432
Net loss	$(2,518)	$(23,186)
Comprehensive loss:
Net loss	$(2,518)	$(23,186)
Other comprehensive loss:
Unrealized (loss) gain on securities	(55)	(270)
Comprehensive loss	$(2,573)	$(23,456)
Net loss per share, basic and diluted	$(0.09)	$(0.83)
Weighted-average shares of common stock outstanding, basic and diluted	28,985,019	27,795,827

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2024	28,985,019	$3	$309,378	$105	$(233,052)	$76,434
Unrealized loss on investments	—	—	—	(55)	—	(55)
Stock based compensation	—	—	1,185	—	—	1,185
Net loss	—	—	—	—	(2,518)	(2,518)
Balance at March 31, 2025	28,985,019	$3	$310,563	$50	$(235,570)	$75,046

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Equity
Balance at December 31, 2023	27,762,703	$3	$272,640	$237	$(163,424)	$109,456
Unrealized loss on investments	—	—	—	(270)	—	(270)
Issuance of common stock upon exercise of stock options	133,282	—	704	—	—	704
Vesting of restricted stock units	2,776	—	—	—	—	—
Stock based compensation	—	—	4,200	—	—	4,200
Net loss	—	—	—	—	(23,186)	(23,186)
Balance at March 31, 2024	27,898,761	$3	$277,544	$(33)	$(186,610)	$90,904

See accompanying notes to unaudited interim condensed consolidated financial statements.

Aerovate Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Cash flow from operating activities:
Net loss	$(2,518)	$(23,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,185	4,200
Depreciation and amortization expense	4	28
Accretion of discounts and amortization of premiums on investments, net	(225)	(759)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	331	(2,112)
Other long-term assets	—	2
Accounts payable	(155)	835
Accrued and other liabilities	(1,151)	(3,061)
Operating lease assets and liabilities, net	(54)	(12)
Other liabilities	202	392
Net cash used in operating activities	$(2,381)	$(23,673)

Cash flow from investing activities:
Purchases of short-term investments	—	(14,750)
Maturities of short-term investments	12,850	23,583
Net cash provided by investing activities	$12,850	$8,833

Cash flow from financing activities:
Payments for offering costs	—	(233)
Proceeds from issuance of common stock upon exercise of stock options	—	704
Net cash provided by financing activities	$—	$471

Net increase in cash and cash equivalents	10,469	(14,369)
Cash and cash equivalents at the beginning of the year	33,751	23,491
Cash and cash equivalents at the end of the period	$44,220	$9,122

Supplemental disclosure of noncash investing and financing activities:
Right-of-use asset obtained in exchange for operating lease liability	$—	$206
Deferred offering costs included in accounts payable	$—	$82

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

On October 30, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Caribbean Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub I”), Caribbean Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Merger Sub II” and together with Merger Sub I, the “Merger Subs”), and Jade Biosciences, Inc., a Delaware corporation (“Jade”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, among other things, Merger Sub I will merge with and into Jade, with Jade surviving the merger as the surviving corporation (the “First Merger”), and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as a wholly owned subsidiary of the Company and the surviving corporation of the merger (the “Second Merger” and together with the First Merger, the “Merger”). In addition, in connection with the closing of the Merger (the “Closing”), the Company has declared a cash dividend to its pre-Merger stockholders, contingent upon the Closing (the “Cash Dividend”), as further described in Note 9 to these unaudited condensed consolidated financial statements. The Merger was approved by the Company’s board of directors (the “Board”), and the Board resolved to recommend approval of the Merger Agreement to the Company’s stockholders. On April 16, 2025, the Company held a special meeting in lieu of the annual meeting of Aerovate stockholders, at which the Company’s stockholders approved the Merger and related proposals. The Closing is subject to customary closing conditions, including approval of the combined company’s application for listing on The Nasdaq Capital Market. If the Merger is completed, the business of Jade will continue as the business of the combined company.

(b) At-the-Market Offering

On April 5, 2023, the Company entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which the Company can sell, from time to time, at its option, up to an aggregate of $75.0 million of shares of its common stock, through the Agent, as its sales agent. As of March 31, 2025, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of the Company’s common stock remain available for sale from time to time under the Sales Agreement.

(c) Liquidity and Management Plans

Since inception, the Company has devoted substantially all of its resources to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations and has not realized revenues from its planned principal operations. The Company has incurred losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had cash and cash equivalents and short-term investments of $76.2 million.

Management believes that the Company’s current cash and cash equivalents and short-term investments will provide sufficient funds to enable the Company to meet its obligations for at least twelve months from the filing date of this report while it completes the Merger with Jade.

(2) BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act of 1933, as amended (the Securities Act). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These unaudited condensed consolidated financial statements include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows.

The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by GAAP for complete financial statements. Because all of the disclosures required by GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

(b) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Reported amounts and note disclosures reflect the overall economic conditions that are most likely to occur and anticipated measures management intends to take. Actual results could differ materially from those estimates. Accounting estimates and management judgements reflected in the consolidated financial statements include: normal recurring accruals, stock-based compensation, fair value of investments, and operating lease right-of-use assets and lease liabilities. Estimates and assumptions are reviewed quarterly. Any revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected.

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

The following table summarizes the Company’s net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(2,518)	$(23,186)
Net loss attributable to common stockholders	$(2,518)	$(23,186)

Denominator:
Weighted-average common stock outstanding, basic and diluted	28,985,019	27,795,827
Net loss per share, basic and diluted	$(0.09)	$(0.83)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would have had an anti-dilutive effect are as follows (in common stock equivalent shares):

	As of March 31,
	2025	2024
Options to purchase common stock	2,334,043	6,462,763
Unvested restricted stock units	—	19,192
	2,334,043	6,481,955

(d) Recently Issued and Recently Adopted Accounting Pronouncements

December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The standard is effective for fiscal years beginning after December 15, 2024, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only, and is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.

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

(3) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables summarize the Company’s financial assets measured at fair value on a recurring basis and their respective input levels based on the fair value hierarchy (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$43,192	$43,192	$—	$—
Total cash equivalents	43,192	43,192	—	—

Short-term investments
Agency bonds	18,527	—	18,527	—
Corporate debt securities	9,025	—	9,025	—
U.S. Treasury bills	4,438	4,438	—	—
Total short-term investments	31,990	4,438	27,552	—

Total fair value of assets	$75,182	$47,630	$27,552	$—

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(level 3)
Assets:
Cash equivalents
Money market funds	$33,529	$33,529	$—	$—
Total cash equivalents	33,529	33,529	—	—

Short-term investments
Agency bonds	27,429	—	27,429	—
Corporate debt securities	9,057	—	9,057	—
U.S. Treasury bills	8,386	8,386	—	—
Total short-term investments	44,872	8,386	36,486	—

Total fair value of assets	$78,401	$41,915	$36,486	$—

Cash Equivalents and Short-Term Investments

Financial assets measured at fair value on a recurring basis consist of the Company’s cash equivalents and short-term investments. Cash equivalents consisted of cash and money market funds, and short-term investments consisted of U.S. Treasury bills, agency bonds, and corporate debt securities. The Company obtains pricing information from its investment manager and generally determines the fair value of investment securities using standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers.

The following tables summarize the Company’s short-term investments (in thousands):

		As of March 31, 2025
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	1 year or less	18,497	30	—	18,527
Corporate debt securities	1 year or less	9,005	20	—	9,025
U.S. Treasury bills	1 year or less	4,438	—	—	4,438
		$31,940	$50	$—	$31,990

		As of December 31, 2024
			Gross	Gross
		Amortized	unrealized	unrealized	Estimated fair
	Maturity	cost	gains	losses	value
Agency bonds	1 year or less	$27,358	71	—	$27,429
Corporate debt securities	1 year or less	9,031	27	(1)	9,057
U.S. Treasury bills	1 year or less	8,378	8	—	8,386
		$44,767	$106	$(1)	$44,872

The Company did not hold any short-term investments with unrealized loss positions as of March 31, 2025. The following tables summarize the Company’s short-term investments with unrealized losses for less than 12 months and 12 months or greater as of December 31, 2024 (in thousands):

	As of December 31, 2024
	Less than 12 months		12 months or greater
		Unrealized		Unrealized	Total	Total Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate debt securities	$2,016	$(1)	$—	$—	$2,016	$(1)
	$2,016	$(1)	$—	$—	$2,016	$(1)

The Company considers whether unrealized losses have resulted from a credit loss or other factors. The unrealized losses on the Company’s available-for-sale securities as of December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment and not credit risk. As of March 31, 2025 and December 31, 2024, no allowance for credit losses was recorded. During the three months ended March 31, 2025, the Company did not recognize any impairment losses related to its short-term investments. It is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. Unrealized gains and losses are included in accumulated other comprehensive loss.

Accrued interest receivable is written off through net realized investment gains (losses) at the time the issuer of the bond defaults or is expected to default on payment. Accrued interest receivable related to short-term investments was $0.3 million and $0.5 million as of March 31, 2025 and December 31, 2024, respectively.

(4) BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Other current assets	$845	$845
Prepaid expenses	318	649
Total prepaid expenses and other current assets	$1,163	$1,494

Accrued and Other Current Liabilities

In June 2024, following the Company’s decision to halt further development of AV-101, the Company announced its plan to terminate nearly all of its workforce in the coming months (the “Workforce Reduction Plan”). As of March 31, 2025, 47 individuals, or approximately 92% of the Company’s workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against the Company. In connection with the Workforce Reduction Plan, the Company incurred costs (in consideration of releases) of an aggregate of approximately $6.5 million since the second quarter of 2024, which are primarily one-time severance benefits. The Company has paid an aggregate of approximately $4.9 million of severance benefits since the second quarter of 2024, and liabilities associated with the Workforce Reduction Plan were approximately $1.6 million as of March 31, 2025. The Company expects that all remaining liabilities will be paid in the second quarter of 2025 in connection with Closing.

Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued payroll and other employee benefits	1,607	2,868
Other	429	319
Total accrued and other current liabilities	$2,036	$3,187

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

In April 2022, the Company entered into a lease agreement (the “Foster City Lease”) for approximately 3,500 square feet of office space in Foster City, California. The Foster City Lease has a term of thirty-nine months, unless extended or earlier terminated. The Company has the option to extend the Foster City Lease for an additional period of one year. The base rent payable under the Foster City Lease is approximately $22,600 per month and will be subject to annual increase of 3% on each anniversary. Following the Company’s Workforce Reduction Plan, the Company terminated all employees in the Foster City office and vacated the premises in

September 2024. As a result, the Company impaired the related right-of-use asset of approximately $0.3 million, and recognized a loss on impairment in its general and administrative operating expenses during the year ended December 31, 2024

As of March 31, 2025, the future minimum annual lease payments under the operating leases were as follows (in thousands):

Total Minimum
Lease Payments
2025	$319
Total operating lease payments	319
Less: Amount representing interest	(7)
Present value of net minimum lease payments	$312

As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date. The components of operating leases for the three months ended March 31, 2025 and year ended and December 31, 2024 were as follows (in thousands except lease term and discount rate):

	March 31,	December 31,
Operating lease liabilities:	2025	2024
Current	312	417
Total lease liabilities	$312	$417
Weighted-average remaining lease term (in years)	0.7	0.8
Weighted-average incremental borrowing rate	6.4%	6.4%

Supplemental cash flow information related to cash paid for amounts included in the measurement of operating lease liabilities was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid included in operating cash flows	$108	$127

Operating lease expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease	$115	$113
Short-term lease	—	83
Total rent expense	$115	$196

(6) STOCKHOLDERS’ EQUITY

On July 2, 2021, the Company’s certificate of amendment to its certificate of incorporation became effective, which provided 150,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of undesignated preferred stock with a par value of $0.0001 per share.

The holders of the common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

As of March 31, 2025, the Company had reserved the following shares of common stock for future issuance:

March 31, 2025
Common stock options granted and outstanding	2,334,043
Shares reserved for issuance under the 2021 Plan	4,244,858
Reserved for future ESPP issuances	401,218
Total	6,980,119

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

As of March 31, 2025, a total of  5,675,841 shares of the Company’s common stock were authorized for issuance with respect to awards granted under the 2021 Plan. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 4% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. Since adoption, the number of shares available under the 2021 Plan pursuant to the annual increases totals 3,075,841 shares through January 1, 2024.

Any shares subject to awards granted under the 2021 Plan or the 2018 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, or otherwise fail to vest, as well as shares used to pay the purchase or exercise price of such awards or related tax withholding obligations, will become available for new award grants under the 2021 Plan.

As of March 31, 2025, 1,575,581 and 758,462 options were granted and outstanding under the 2021 Plan and 2018 Plan, respectively.

The options that are granted under the 2021 Plan and the 2018 Plan are exercisable at various dates as determined upon grant and terminate within 10 years of the date of grant. The vesting period generally occurs over three to four years.

The following table summarizes the option activity under the 2021 Plan and 2018 Plan for the three months ended March 31, 2025:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding at December 31, 2024	2,434,535	$11.93	6.91	$387
Granted	—	—
Exercised	—	—
Cancelled/Forfeited	(100,492)	15.47
Outstanding at March 31, 2025	2,334,043	$11.78	6.96	$281
Vested and exercisable at March 31, 2025	1,779,179	9.96	6.61	265

As of March 31, 2025, there was $6.0 million of total unrecognized stock-based compensation expense related to unvested stock options granted under the 2021 Plan and 2018 Plan, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

(b) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) was adopted by the Company’s board of directors and stockholders in June 2021 and became effective upon the consummation of the IPO. A total of 230,000 shares of the Company’s common stock was initially available for issuance under the ESPP. The share limit will automatically increase on the first trading day in January of each year (commencing with 2022) by an amount equal to the lesser of (1) 1% of the total number of outstanding shares of the Company’s common stock on the last trading day in December in the prior year, or (2) such lesser number as determined by the Company’s board of directors. The number of shares available under the 2021 Plan increased by 247,229 shares effective January 1, 2023 as determined by the Company’s board of directors. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the last trading day of the offering period. As of March 31, 2025, 76,011 shares had been issued under the ESPP, and 401,218 shares authorized under the ESPP Plan were available for issuance.

(c) Restricted Stock Units

As of March 31, 2025, 31,881 restricted stock units had been awarded under the 2021 Plan. All restricted stock units vested or were forfeited during the year ended December 31, 2024. Stock-based compensation of restricted stock units is based on the fair value of the Company’s common stock on the date of grant and recognized over the vesting period. The vesting period generally occurs over three to four years. As of March 31, 2025, the Company had no unrecognized stock-based compensation expense related to its unvested restricted stock units.

(d) Stock-Based Compensation Expense

Stock-based compensation expense recognized for all equity awards has been reported in the statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
General and administrative	$1,185	$2,494
Research and development	—	1,706
Total	$1,185	$4,200

Stock-based compensation expense by type of award included within the consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	$1,185	$4,067
Restricted stock awards and units	—	47
Employee stock purchase plan awards	—	86
Total	$1,185	$4,200

(8) SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Professional fees and services	$1,778	$1,638
Stock-based compensation	1,184	4,200
Employee costs	202	5,889
Other segment items(a)	225	319
AV-101 clinical trials	—	7,195
Chemistry, manufacturing, and controls	—	5,380
Interest income	(871)	(1,435)
Consolidated net loss	$2,518	$23,186
(a) Other segment items include rent and facilities related expenses.

(9) SUBSEQUENT EVENT

In connection with the Merger, on April 9, 2025, the Company’s board of directors declared a special cash dividend (the “Cash Dividend”). The Cash Dividend will be an aggregate of $69.6 million, or an estimated $2.40 per share, payable in cash to the Company’s stockholders of record as of April 25, 2025. The estimated per share dividend is based on 28,985,019 shares of the Company’s common stock outstanding. The payment date in respect of the Cash Dividend is scheduled for April 28, 2025, and payment is conditioned upon the Closing.

On April 16, 2025, the Company held a special meeting in lieu of the annual meeting of Aerovate stockholders (the “Special Meeting”), at which the Company’s stockholders voted on the proposals relating to the Merger. The proposals are described in detail in the Company’s definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on March 24, 2025 and declared effective on March 25, 2025 and first mailed to the Company’s stockholders on March 25, 2025. All proposals presented at the Special Meeting were approved by the Company’s stockholders, including (i) an amendment to the Company’s second amended and restated certificate of incorporation (the “Charter”) to effect a reverse stock split of the Company’s issued and outstanding common stock, contingent upon closing of the Merger, at a ratio determined by the Company’s board of directors and agreed to by Jade, of one new share of Company common stock for every 20 to 120 shares (or any number in between) of outstanding Company common stock (the “Reverse Stock Split Proposal”), and (ii) an amendment to the Charter to increase the number of shares of Company common stock that the Company is authorized to issue from 150,000,000 to 300,000,000 shares (the “Share Increase Proposal”).

Following the Special Meeting, the Company’s board of directors approved the reverse stock split of the Company’s issued and outstanding common stock at a final ratio, agreed to by Jade, of 1-for-35 shares of Company common stock (the “Reverse Stock Split”). Prior to the closing of the Merger, the Company will file a certificate of amendment to the Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and the increase of authorized common stock in accordance with the Share Increase Proposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs, and involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those discussed in the section titled “Risk Factors” included under Part I, Item 1A and elsewhere in this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Overview

We are a biopharmaceutical company. Our initial focus was on advancing AV-101, our dry powder inhaled formulation of imatinib for the treatment of pulmonary arterial hypertension, or PAH, a devastating disease impacting approximately 70,000 people in the United States and Europe. On June 17, 2024, we announced topline results from the Phase 2b portion of our Phase 2b/Phase 3 IMPAHCT. Topline data showed that, while AV-101 was generally well tolerated across all dose groups, the study did not meet its primary endpoint for improvement in pulmonary vascular resistance compared to placebo for any of the studied doses or show meaningful improvements in the secondary endpoint of change in six minute walk distance. We also reviewed data from several additional secondary endpoints of the Phase 2b portion of IMPAHCT, which also failed to show meaningful improvements. Based upon these results and in agreement with the independent study advisory committee, we halted enrollment and shut down the Phase 3 portion of IMPAHCT as well as the long-term extension study. AV-101 for the treatment of PAH was our only product candidate in development. We do not intend to resume development of AV-101 or any other product candidates. In July 2024, we announced the decision to conduct a comprehensive review of strategic alternatives focused on maximizing shareholder value. We also engaged Wedbush PacGrow as our exclusive strategic financial advisor to assist in the process of exploring strategic alternatives, which may include but are not limited to, an acquisition, merger, reverse merger, business combination, liquidation or other transaction.

Recent Developments

In June 2024, following our decision to halt further development of AV-101, we announced our plan to terminate nearly all of our workforce in the coming months, or the Workforce Reduction Plan. As of March 31, 2025, 47 individuals, or approximately 92% of our workforce, have been terminated. The affected individuals have been and will be provided severance benefits, including cash severance payments. Each affected individual’s eligibility for severance benefits is contingent upon entering into a separation agreement, which includes a general release of claims against our company. In connection with the Workforce Reduction Plan, we incurred costs (in consideration of releases) of approximately $6.5 million, which are primarily one-time severance benefits.

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

In addition, in connection with the closing of the Merger, or the Closing, we have declared a cash dividend, as further discussed below.

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

In connection with the Merger, on April 9, 2025, our board of directors declared a special cash dividend, or the Cash Dividend. The Cash Dividend will be an aggregate of $69.6 million, or an estimated $2.40 per share, payable in cash to our stockholders of record as of April 25, 2025. The estimated per share dividend is based on 28,985,019 shares of the our common stock outstanding. The payment date in respect of the Cash Dividend is scheduled for April 28, 2025, and payment is conditioned upon the Closing.

On April 16, 2025, we held a special meeting in lieu of the annual meeting of our stockholders, or the Special Meeting, at which our stockholders voted on the proposals relating to the Merger. The proposals are described in detail in the our definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on March 24, 2025 and declared effective on March 25, 2025 and first mailed to our stockholders on March 25, 2025. All proposals presented at the Special Meeting were approved by our stockholders, including (i) an amendment to our second amended and restated certificate of incorporation, or our Charter, to effect a reverse stock split of our issued and outstanding common stock, contingent upon closing of the Merger, at a ratio determined by our board of directors and agreed to by Jade, of one new share of our common stock for every 20 to 120 shares (or any number in between) of outstanding common stock, or the Reverse Stock Split Proposal, and (ii) an amendment to our Charter to increase the number of shares of our common stock that we are authorized to issue from 150,000,000 to 300,000,000 shares, or the Share Increase Proposal.

Following the Special Meeting, our board of directors approved the reverse stock split of our issued and outstanding common stock at a final ratio, agreed to by Jade, of 1-for-35 shares of common stock, or the Reverse Stock Split. Prior to Closing, we will file a certificate of amendment to the Charter with the Secretary of State of the State of Delaware to effect the Reverse Stock Split and increase our authorized common stock in accordance with the Share Increase Proposal.

At-The-Market Offering

On April 5, 2023, we entered into an ATM Equity OfferingSM Sales Agreement, or the Sales Agreement, with BofA Securities, Inc., or the Agent, pursuant to which we established an “at-the-market” offering program to sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of March 31, 2025, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, up to $6.0 million of shares of our common stock remain available for sale from time to time under the Sales Agreement.

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

Operating Expenses

Research and Development

Prior to mid-June 2024, our research and development expenses have related to the development of AV-101. Since our decision to halt further development of AV-101, we have also incurred costs related to shutting down our clinical trials and research and development operations. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

General and Administrative

General and administrative expenses consist primarily of personnel-related costs, including salaries, payroll taxes, employee benefits, stock-based compensation and severance charges for those individuals in executive, finance and other administrative functions. Other significant costs include legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, and insurance costs. Our general and administrative expenses decreased for 2025 as we decreased the size of our organization in connection with the Workforce Reduction Plan. Our future general and administrative expenses will be significantly dependent on our ability to successfully consummate the Merger, related audit and legal expenses and whether we decide to pursue any future product development efforts.

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024 (Unaudited)

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change

	(unaudited)
Operating expenses:
Research and development	$—	$20,080	$(20,080)
General and administrative	3,387	4,538	(1,151)
Total operating expenses	3,387	24,618	(21,231)
Loss from operations	(3,387)	(24,618)	21,231
Other income (expense):
Interest income	871	1,435	(564)
Other expense	(2)	(3)	1
Total other income	869	1,432	(563)
Net loss before income taxes	(2,518)	(23,186)	20,668
Provision for income taxes	—	—	—
Net loss	$(2,518)	$(23,186)	$20,668

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 were $0.0 compared to $20.1 million for the three months ended March 31, 2024. The decrease of $20.1 million was primarily due to discontinuing clinical operations in June 2024 and terminating all research and development employees by September 2024. We completed all activities to close research and development contracts in 2024, and did not engage in any research and development operations for the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 were $3.4 million compared to $4.5 million for the three months ended March 31, 2024. The decrease of $1.2 million was primarily due to a $0.9 million decrease in headcount related costs, $0.2 million decrease in other miscellaneous costs, and a $0.1 million decrease in insurance costs.

Total Other Income

Other income for the three months ended March 31, 2025 was $0.9 million compared to $1.4 million for the three months ended March 31, 2024. The change of $0.6 million was due to interest earned on our cash and cash equivalents and short-term investments for the three months ended March 31, 2025.

Liquidity and Capital Resources

From our inception through March 31, 2025, we have received aggregate net proceeds of $79.8 million from the sale of shares of our convertible preferred stock and $5.0 million from convertible promissory notes to related parties. In July 2021, we completed our IPO with aggregate net proceeds from the offering of $126.9 million, after deducting underwriting discounts, commissions and offering costs.

On October 30, 2024, we entered into the Merger Agreement pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub I will merge with and into Jade, with Jade surviving the first merger as the surviving corporation and as part of the same overall transaction, Jade will merge with and into Merger Sub II, with Merger Sub II continuing as our wholly owned subsidiary and the surviving corporation of the second merger. The closing of the Merger is subject to customary closing conditions. Our future operations are highly dependent on the success of the proposed Merger with Jade.

At-the-Market Offering

On April 5, 2023, we entered into the Sales Agreement with the Agent, pursuant to which we can sell, from time to time, at our option, up to an aggregate of $75.0 million of shares of our common stock, through the Agent, as our sales agent. As of March 31, 2025, 3,462,721 shares have been sold under the Sales Agreement, generating $67.9 million of net proceeds after deducting commissions to the Agent and other offering costs. As of the date of this Quarterly Report on Form 10-Q, approximately $6.0 million of shares remain available for sale from time to time under our ATM Program.

Future Funding Requirements

As of March 31, 2025, we had cash and cash equivalents and short-term investments of $76.2 million, We expect our existing cash, cash equivalents and short-term investments, fund our planned operations for at least twelve months from the filing date of this Quarterly Report on Form 10-Q. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. Additionally, the process of conducting clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

As of March 31, 2025, we do not have any other operating lease obligations, long-term debt obligations, capital lease obligations, purchase obligations or long-term liabilities.

We enter into contracts in the normal course of business for contract research services, contract manufacturing services, professional services and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts and not included above.

Cash Flows

Comparison of the three months ended March 31, 2025 and 2024 (Unaudited)

The following table sets forth a summary of the net cash flow activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024

	(unaudited)
Net cash used in operating activities	$(2,381)	$(23,673)
Net cash provided by investing activities	12,850	8,833
Net cash provided by financing activities	—	471
Net increase in cash and cash equivalents	$10,469	$(14,369)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $2.4 million, consisting primarily of our net loss incurred during the period of $2.5 million adjusted for non-cash charges of $1.2 million for stock-based compensation expense, $0.2 million of accretion on investments, and $1.0 million for net changes in operating assets and liabilities. The net change in operating assets and liabilities primarily related to a $0.3 million decrease in prepaid expenses and a $0.9 million decrease in accounts payable and accrued and other current liabilities.

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

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 of $12.9 million was comprised of maturities of short-term investments.

Net cash provided by investing activities for the three months ended March 31, 2024 of $8.8 million was comprised of purchases of short-term investments of $14.8 million, offset by maturities of short-term investments of $23.6 million.

Financing Activities

We did not incur any financing activity cash flows for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2024 of $0.5 million was comprised of $0.7 million for proceeds on exercises of stock options, offset by $0.2 million of payments made for offering costs.

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

There have been no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2025, as compared to the critical accounting policies and estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements by the Financial Accounting Standards Board and other standard-setting bodies and have adopted all standards effective during the period, or have determined that such standards do not require adoption until a future date or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We hold certain financial instruments for which a change in prevailing interest rates may cause the principal amount of the cash equivalents to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents. We invest our excess cash primarily in money market funds. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. We do not believe interest rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2025 and 2024.

Foreign Currency Fluctuation Risk

We are exposed to market risk related to changes in foreign currency exchange rates. We contract with vendors that are located outside the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with such arrangements. We do not currently hedge our foreign currency exchange risk. We do not believe exchange rate fluctuations have had a material effect on our results of operations during the three months ended March 31, 2025 and 2024.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the three months ended March 31, 2025 and 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, as amended, or the Exchange Act, as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management determined that, as of March 31, 2025, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter then ended that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business.

In connection with the Merger, two complaints have been filed as individual actions. On March 27, 2025, purported Aerovate stockholders filed complaints in the Supreme Court of the State of New York, New York County against Aerovate and the members of our board of directors, captioned Clark v. Aerovate Therapeutics, Inc., et al., No. 651694/2025, and Williams v. Aerovate Therapeutics, Inc., et al., No. 651691/2025, or collectively, the Complaints. The Complaints assert claims for negligent misrepresentation and concealment in violation of New York State common law against the Company and the members of our Board of Directors for purportedly misrepresenting or omitting allegedly material information from the proxy statement/prospectus on Form S-4 filed in connection with the Merger, or the Form S-4. The plaintiffs seek injunctive relief or, in the event the Merger is consummated, damages and expenses in an unspecified amount. Moreover, in connection with the Merger, we received ten demand letters, or the Demands, from purported stockholders seeking additional disclosures in the Form S-4.

We cannot predict the outcome of the Complaints or Demands. We and the individual defendants intend to vigorously defend against the Complaints, the Demands and any subsequently filed complaints or similar actions.

While we believed that no further disclosure was required to supplement the Form S-4 under applicable laws, in order to moot the disclosure claims and avoid nuisance and possible expense and business delays, we made certain disclosures that supplemented and revised those contained in the Form S-4, or the Supplemental Disclosures. These Supplemental Disclosures were filed with the SEC in a Current Report on Form 8-K on April 9, 2025. Nothing in the Supplemental Disclosures shall be deemed an admission of the legal merit, necessity or materiality under applicable laws of any of the disclosures set forth therein. To the contrary, we specifically deny all allegations in the Complaints and Demands described above and that any additional disclosure was or is required or material.

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

At the First Effective Time, as described in the Merger Agreement, outstanding shares of Jade capital stock will be converted into shares of our common stock. Based on our and Jade’s capitalization as of October 30, 2024, the Exchange Ratio is estimated to be equal to approximately 21.4388 shares of our common stock for each share of Jade common stock and 0.0214388 shares of our as Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, or our Series A Preferred Stock, for each share of Jade Preferred Stock. After applying the Exchange Ratio, the former Jade securityholders immediately before the Merger, excluding shares purchased in the pre-closing financing where certain investors have agreed to purchase shares of Jade common stock or pre-funded warrants for an aggregate purchase price of approximately $300.0 million, including the conversion of Jade’s previously issued $95.0 million convertible notes, or the Jade Pre-Closing Financing, are expected to own approximately 34.0% of the aggregate number of shares of our common stock on a fully-diluted basis, shares issued in the Jade Pre-Closing financing are expected to represent approximately 64.4% of the outstanding shares of our common stock on a fully-diluted basis and our securityholders immediately before the Merger are expected to own approximately 1.6% of the aggregate number of shares of our common stock on a fully-diluted basis, subject to certain assumptions, including, but not limited to, our net cash as of Closing being no less than $0.

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

If the combined company’s stock is not listed on Nasdaq following completion of the Merger, trading of the shares could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the Over-The-Counter Bulletin Board. In such event, it is likely that there would be significantly less liquidity in the trading of the common stock of the combined company; decreases in institutional and other investor demand for the shares, coverage by securities analysts, market making activity and information available concerning trading prices and volume; and fewer broker dealers willing to execute trades in the common stock of the combined company. Also, it may be difficult for the combined company to raise additional capital if the combined company’s common stock is not listed on a major exchange. The occurrence of any of these events could result in a further decline in the market price of the common stock of the combined company and could have a material adverse effect on the combined company.

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

Our board and the Jade board considered the interests in the Merger that the respective directors and officers may have that are different than yours, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to our stockholders and Jade stockholders. On April 16, 2025, we held a special meeting in lieu of the annual meeting of Aerovate stockholders, at which our stockholders approved the Merger and related proposals.

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

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Jade, the Jade board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we or Jade may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Jade, or the Jade board of directors could delay or prevent the Merger, divert the attention of our or Jade’s management and employees from their day-to-day business and otherwise adversely affect us and Jade financially.

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

The Merger process is supported by our deep and broad experience at the board of directors, executive management and supporting staff levels. As of April 15, 2025, we had only four full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain certain remaining personnel. Despite our efforts to retain these employees, one or more employees may terminate their employment with us on short notice. The loss of the service of certain employees could potentially harm our ability to consummate the Merger and run our day-to-day business operations, as well as fulfill our reporting obligations as a public company.

Our cash preservation activities, including the Workforce Reduction Plan, may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In June 2024, we implemented our Workforce Reduction Plan. In connection with the Workforce Reduction Plan, we incurred costs of approximately $6.5 million, which are primarily one-time severance benefits. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our Workforce Reduction Plan may be disruptive to our operations. For example, headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of remaining employees.

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

We are a biopharmaceutical company established in July 2018 with a limited operating history. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, research and development of AV-101, our only product candidate, business planning, raising capital, and providing general and administrative support for these operations. We have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. In June 2024, we announced our decision to halt enrollment and shut down the Phase 3 portion of our IMPAHCT clinical trial for AV-101 in adults with PAH as well as the long-term extension study. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have no other experience as a company conducting clinical trials, submitting applications for regulatory approvals, such as a new drug application, or a NDA, or commercializing any products.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We may never achieve or maintain profitability.

We have incurred significant operating losses in each year since our incorporation in July 2018, do not expect to become profitable in the near future, and may never achieve profitability. Our net losses were $2.5 million and $23.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $235.6 million. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in July 2018. Substantially all of our operating losses have resulted from costs incurred in connection with our research and development program of AV-101 and from general and administrative costs associated with our operations. We do not intend to resume development of AV-101 or conduct research on additional product candidates at this time. As a public company, we continue to incur additional costs associated with operating that we did not incur as a private company. In addition, we expect to continue to incur costs and expenditures in connection with the process of winding down our clinical trial of AV-101 and the Merger. As a result, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with the Merger, we are unable to predict the extent of any future losses. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ deficit and working capital.

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

As of March 31, 2025, we had cash and cash equivalents and short-term investments of $76.2 million. We expect our existing cash, cash equivalents and short-term investments will be sufficient to fund our planned operations for at least twelve months from the date of filing this Quarterly Report on Form 10-Q based upon our current operating plans. However, our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Risks Related to Research and Development Activities

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

Further, any of our non-provisional patent applications may fail to result in issued patents with claims that cover our proprietary products and technology, including our AV-101 product candidate or any other product candidate in the United States or in other foreign countries, in whole or in part. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach these agreement and disclose such results before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

Depending upon the timing, duration and specifics of the first Food and Drug Administration, or the FDA, marketing authorization of a product candidate, a U.S. patent may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments allow the owner of an approved product to extend patent protection for up to five years as compensation for patent term lost during product development and the FDA regulatory review process. During this period of extension, the scope of protection is limited to the approved product and approved uses.

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

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of AV-101 or any other product candidates that we may identify in any jurisdiction. For example, in the United States, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, the European Union, or the EU, and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could be filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover AV-101 or any other product candidates that we may identify or the use of AV-101 or any other product candidates that we may identify. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that AV-101 or any other product candidates that we may identify is not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market AV-101 or any other product candidates that we may identify. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market AV-101 or any other product candidates that we may identify.

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

Recent court rulings, including rules from the U.S. Supreme Court, have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that might be obtained in the future.

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

Further, a new court system recently became operational in the EU. The Unified Patent Court, or UPC, began accepting patent cases on June 1, 2023. The UPC is a common patent court with jurisdiction over patent infringement and revocation proceedings effective for multiple member states of the EU. The broad geographic reach of the UPC could enable third parties to seek revocation of any of our European patents in a single proceeding at the UPC rather than through multiple proceedings in each of the individual EU member states in which the European patent is validated. Under the UPC, a successful revocation proceeding for a European patent under the UPC would result in loss of patent protection in those EU countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous EU countries. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations. Moreover, the controlling laws and regulations of the UPC will develop over time and we cannot predict what the outcomes of cases tried before the UPC will be. The case law of the UPC may adversely affect our ability to enforce or defend the validity of our European patents. Patent owners have the option to opt-out their European Patents from the jurisdiction of the UPC, defaulting to pre-UPC enforcement mechanisms. We have decided to opt out certain European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be subject to the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

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

The acceptance of trial data from clinical trials conducted outside the United States by the FDA, EMA, or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements.

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

We do not intend to resume development of AV-101 or commence development of any other product candidates. However, if we were to have a product candidate approved by the FDA or a comparable foreign regulatory authority, it will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with current Good Manufacturing Practices, or GMPs, for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy, or REMS, in order to approve a product candidate, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, may grant orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions and either (i) such condition affects not more than five in 10,000 persons in the EU when the application is made or (ii) without incentives, it is unlikely that the marketing of the product would generate sufficient return in the EU to justify the necessary investment in its development, and, in each case, for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing imatinib in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable exclusivity period is seven years in the United States and ten years in the EU. The EU exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation, including if the product is sufficiently profitable so that market exclusivity is no longer justified. Legislation has been proposed by the European Commission that, if implemented, has the potential in some cases to shorten the ten-year period of orphan drug exclusivity.

We previously obtained orphan drug designation for AV-101 in the United States from the FDA, and in the EU from the EMA, for the treatment of PAH. Even with orphan drug exclusivity, that exclusivity may not effectively protect a product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same product for the same condition if the FDA or EMA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process.

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

Our business operations and arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute product candidates, if approved. For more information, see “Business - Government Regulation – Healthcare Laws and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay regulatory approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which regulatory approval is obtained. Changes in regulations, statutes or the interpretation of existing regulations could impact manufacturing arrangements, require additions or modifications to product labeling, result in the recall or discontinuation of products or result in additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect our business operations. For more information, see “Business - Government Regulation - Pricing and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Further, future government shutdowns could impact the ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such incidents could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate cybersecurity incidents or improper access to or disclosure or compromise of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such cybersecurity incidents, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act as amended, the CCPA, provides a private right of action for data breaches impacting California residents.

Risks Related to Ownership of Our Common Stock

Our ability to utilize our net operating loss, or NOL, carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change NOL carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, some of which are outside our control. As of December 31, 2024, we had federal NOL carryforwards of approximately $95.7 million and are accruing additional NOLs in calendar year 2024, which will be added to the NOL carryover balance once the current year is completed. Our ability to utilize our NOL carryforwards could be limited by an “ownership change” as described above, which could result in increased tax liability to us. Furthermore, our ability to utilize our NOLs or credits is conditioned upon our attaining profitability and generating U.S. federal and state taxable income. As a result, the amount of the NOL and tax credit carryforwards presented in our financial statements could be limited and may expire unutilized. Federal NOL carryforwards generated since our incorporation in July 2018 will not be subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income.

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claim for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our second amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof) or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. In addition, our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state fraud and abuse laws, data privacy and security laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third-parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, Health Insurance Portability and Accountability Act, or HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. The CCPA may increase our compliance costs and potential liability. Following the amendment of the CCPA by the California Privacy Rights Act, or CPRA, the CCPA is implemented and enforced by a new California data protection agency, which may result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The effects of the CCPA, as amended by the CPRA, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the EU General Data Protection Regulation, or the GDPR, (with regards to the European Economic Area, or the EEA), and the UK GDPR (with regards to the UK), as well as applicable national data protection legislation and requirements. In this document, GDPR refers to both EU GDPR and the UK GDPR, unless specified otherwise. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal information, including requirements relating to having a legal basis for processing personal data, stricter requirements relating to the processing of sensitive data (such as health sensitive data), where required by GDPR obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requirements to conduct data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. Failure to comply with the requirements of the GDPR may result in warning letters, mandatory audits, orders to cease/change the use of data, and financial penalties, including fines of up to 4% of global revenues, or 20,000,000 Euro (£17.5 million for the UK), whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

In China, there have also been recent significant developments concerning privacy and data security. On June 10, 2021, the Standing Committee of the People’s Republic of China, or the PRC, National People’s Congress published the Data Security Law of the PRC, or the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, on August 20, 2021, the Standing Committee of the National People’s Congress of the PRC promulgated the Personal Information Protection Law, or PIPL, which took effect on November 1, 2021. PIPL raises the protection requirements for processing personal information, and many specific requirements of the PIPL remain to be clarified. Fines for PIPL violations range from $7.7 million to up to 5% of the infringing company’s previous year’s revenues. We may be required to make further significant adjustments to our business practices to comply with the PIPL and regulations in China.

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

As a result, changes in rules of GAAP or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

We have never declared or paid cash dividends on our capital stock. On April 9, 2025, our board of directors declared a special cash dividend, or the Cash Dividend, of an aggregate of $69.6 million, or an estimated $2.40 per share, payable in cash to our stockholders of record as of April 25, 2025. The payment date in respect of the Cash Dividend is scheduled for April 28, 2025, and payment is conditioned upon the Closing. Other than the Cash Dividend, we may retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Management’s certification under Section 404 was provided with our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have been and will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

If we fail to establish and maintain proper and effective internal control over financial reporting, our operating results and our ability to operate our business could be harmed.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. In connection with our IPO, we began the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404, which will require annual management assessment of the effectiveness of our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Public Offering of Common Stock

As of March 31, 2025, we have used all of the net proceeds from our IPO, and there was no material change in our actual use of the net proceeds from the IPO from that described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 30, 2021.

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

AEROVATE THERAPEUTICS, INC

Date: April 25, 2025	By:	/s/ Timothy P. Noyes
Timothy P. Noyes
Chief Executive Officer
(Principal Executive Officer)

Date: April 25, 2025	By:	/s/ George Eldridge
George Eldridge
Chief Financial Officer
(Principal Financial and Accounting Officer)