Form 10-Q
period 2025-06-30
Jade Biosciences, Inc.
filed 2025-08-13
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-40544

Jade Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Nevada	83-1377888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
221 Crescent Street, Building 23, Suite 105 Waltham, Massachusetts	02453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 781-312-3013

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	JBIO	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2025, the registrant had 32,626,730 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$220,942	$69,386
Prepaid expenses and other current assets	2,042	268
Total current assets	222,984	69,654
Property and equipment, net	147	—
Operating lease right-of-use asset	777	—
Other assets	60	3,145
Total assets	$223,968	$72,799
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	7,586	1,290
Accrued expenses and other current liabilities	8,091	4,125
Related party accrued expenses and other current liabilities	2,380	5,504
Warrant liability, related party	3,563	1,077
Total current liabilities	21,620	11,996
Long-term liabilities:
Convertible Notes payable(1)	—	107,600
Long-term lease liability	792	—
Total liabilities	22,412	119,596
Commitments and contingencies (Note 12)
Series Seed convertible preferred stock, $0.0001 par value; no shares and 20,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; no shares and 20,000,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; liquidation preference of $2 as of December 31, 2024 and none as of June 30, 2025, respectively	—	2
Stockholders’ equity (deficit):
Series A non-voting convertible preferred stock, $0.0001 par value; 12,622 and no shares authorized as of June 30, 2025 and December 31, 2024, respectively; 12,622 shares and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	—
Common stock, $0.0001 par value; 300,000,000 and 40,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 32,626,730 and 3,672,794 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	318,857	179
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(117,282)	(46,979)
Total stockholders’ equity (deficit)	201,556	(46,799)
Total liabilities, Series Seed convertible preferred stock and stockholders' equity (deficit)	$223,968	$72,799

(1)
Includes related party amount of $22.7 million at December 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024
Operating expenses:
Research and development(1)	$22,547	$42,570	$78
General and administrative(2)	5,231	8,592	512
Total operating expenses	27,778	51,162	590
Loss from operations	(27,778)	(51,162)	(590)
Other income (expense):
Interest income	1,828	2,443	—
Change in fair value of Convertible Notes payable(3)	(6,184)	(21,584)	—
Total other expense, net	(4,356)	(19,141)	—
Net loss	(32,134)	(70,303)	(590)
Other comprehensive loss:
Currency translation adjustment	(24)	(24)	—
Comprehensive loss	$(32,158)	$(70,327)	$(590)
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(3.45)	$(0.19)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$(863.46)	$(3,450.78)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,431,158	15,932,206	3,155,500
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	8,781	4,439	—

(1) Includes related party amounts of $3.9 million and $11.7 million for the three and six months ended June 30, 2025, respectively, and $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024 (see Note 14).

(2) Includes related party amounts of $0.1 million for each of the three and six months ended June 30, 2025, and $0.5 million for the period from June 18, 2024 (inception) through June 30, 2024 (see Note 14).

(3) Includes related party amounts of $1.3 million and $4.6 million for the three and six months ended June 30, 2025, respectively (see Note 14).

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at June 18, 2024	20,000,000	$2	—	—	3,672,794	$1	$—	$—	$—	$1
Net loss	—	—	—	—	—	—	—	—	(590)	(590)
Balance at June 30, 2024	20,000,000	$2	—	$—	3,672,794	$1	$—	$—	$(590)	$(589)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2024	20,000,000	$2	—	—	3,672,794	$1	$179	$—	$(46,979)	$(46,799)
Stock-based compensation	—	—	—	—	—	—	1,458	—	—	1,458
Net loss	—	—	—	—	—	—	—	—	(38,169)	(38,169)
Balance at March 31, 2025	20,000,000	$2	—	$—	3,672,794	$1	$1,637	$—	$(85,148)	$(83,510)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred stock upon the closing of the reverse recapitalization	(20,000,000)	$(2)	12,622	$2	—	—	—	—	—	2
Conversion of convertible notes (including accrued interest and discount) into common stock and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	9,433,831	1	129,183	—	—	129,184
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing	—	—	—	—	18,301,109	1	204,999	—	—	205,000
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	(18,887)	—	—	(18,887)
Issuance of common stock to former stockholders of Aerovate in connection with the closing of the reverse recapitalization	—	—	—	—	828,143	—	(448)	—	—	(448)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	390,853	—	—	—	—	—
Currency translation adjustment								(24)		(24)
Stock-based compensation	—	—	—	—	—	—	2,373	—	—	2,373
Net loss	—	—	—	—	—	—	—	—	(32,134)	(32,134)
Balance at June 30, 2025	—	$—	12,622	$2	32,626,730	$3	$318,857	$(24)	$(117,282)	$201,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024
Cash flows from operating activities:
Net loss	$(70,303)	$(590)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Convertible Notes payable	21,584	—
Stock-based compensation	6,318	—
Non-cash lease expense	74	—
Depreciation expense	5	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,358)	—
Other assets	88	—
Accounts payable	4,938	—
Accrued expenses and other current liabilities	2,862	590
Related party accrued expenses and other current liabilities	(3,124)	—
Net cash used in operating activities	(38,916)	—
Cash flows from investing activities:
Purchases of property and equipment	(136)	—
Net cash used in investing activities	(136)	—
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net of 14,548 of offering costs	190,452	—
Cash acquired in connection with the reverse recapitalization	156	—
Net cash provided by financing activities	190,608	—
Net increase in cash and cash equivalents	151,556	—
Cash and cash equivalents at beginning of period	69,386	—
Cash and cash equivalents at end of period	$220,942	$—

Supplemental disclosure of non-cash operating, investing, and financing activities:
Purchases of property and equipment in accounts payable	$16	$—
Deferred offering costs reclassified from Other assets to equity	$2,998
Deferred offering costs in accounts payable	$1,341	$—
Operating lease liability arising from obtaining right-of-use asset	$773	$—
Prepaids and other current assets acquired in connection with the reverse recapitalization	$416	$—
Other liabilities assumed in connection with the reverse recapitalization	$(1,020)	$—
Convertible note principal and non-cash accrued interest converted to common stock and pre-funded warrants	$129,184	$—
Non-cash exchange of Series Seed Convertible Preferred Stock for Company Series A non-voting convertible preferred stock	$2	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Jade Biosciences, Inc. (“Jade” or the “Company”), formerly known as Aerovate Therapeutics, Inc., is the resulting company of the Merger and Redomestication discussed below. Prior to the Merger and Redomestication, the private corporation Jade Biosciences, Inc. (“Pre-Merger Jade”) was established and incorporated under the laws of the state of Delaware on June 18, 2024 (referred to in these notes as the inception of the Company). Jade is focused on developing best-in-class therapies to address critical unmet needs in autoimmune diseases. Its lead candidate, JADE101, targets the cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) for the treatment of immunoglobulin A nephropathy. Jade’s pipeline also includes two undisclosed antibody discovery programs, JADE-002 and JADE-003, which are currently in preclinical development. Jade has nominated a development candidate for the JADE-002 program, referred to as JADE201. Jade was launched based on assets licensed from Paragon Therapeutics Inc. (“Paragon”), an antibody discovery engine founded by healthcare investor Fairmount Funds Management LLC (“Fairmount”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and for the period from June 18, 2024 (inception) through June 30, 2024 and cash flows for the six months ended June 30, 2025 and for the period from June 18, 2024 (inception) through June 30, 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Jade Biosciences Canada ULC, Jade Biosciences MA Security Corporation, and Aerovate MA Securities Corporation. All intercompany amounts are eliminated in consolidation.

Reverse Recapitalization and Pre-Closing Financing

On April 28, 2025 (the “Closing Date”), the Company consummated the previously announced transaction (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 30, 2024, (the “Merger Agreement”) by and among Pre-Merger Jade, Aerovate Therapeutics, Inc., a Delaware corporation (“Aerovate”), Caribbean Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Aerovate (“First Merger Sub”), and Caribbean Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of Aerovate (“Second Merger Sub”). As part of the Closing, First Merger Sub merged with and into Pre-Merger Jade, with Pre-Merger Jade continuing as a wholly owned subsidiary of Aerovate and the surviving corporation of the merger (the “First Merger” and such time, the “First Effective Time”), and Pre-Merger Jade merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, Second Merger Sub changed its name to “Jade Biosciences, LLC” and Aerovate changed its name to “Jade Biosciences, Inc.” Subsequently, Jade Biosciences, LLC merged with and into Jade Biosciences, Inc. The combined company following the Merger is the “Company.” The Company is led by Pre-Merger Jade’s management team and focuses on developing differentiated biologic therapies for patients living with autoimmune diseases.

In accordance with an exchange ratio determined in accordance with the terms of the Merger Agreement (the “Exchange Ratio”), as a result of and upon the First Effective Time, (i) each then-outstanding share of common stock, par value $0.0001 per share, of Pre-Merger Jade (the “Pre-Merger Jade common stock”) (including shares of Pre-Merger Jade common stock issued in connection with the Pre-Closing Financing (as defined below)) immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of common stock, par value $0.0001, of Aerovate (the “Company common stock” and prior to the effective time of the Merger, the “Aerovate common stock”) equal to the Exchange Ratio, (ii) each then-outstanding share of Series Seed Convertible Preferred Stock, par value $0.0001 per share, of Pre-Merger Jade (the “Pre-Merger Jade Series Seed Convertible Preferred Stock”) immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, of Aerovate (the “Series A Preferred Stock”), which are each convertible into 1,000 shares of Company common stock, equal to the Exchange Ratio divided by 1,000, (iii) each then-outstanding option to purchase Pre-Merger Jade common stock was assumed by Aerovate and was converted into an option to purchase shares of Company common stock, subject to adjustment as set forth in the Merger Agreement, and (iv) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Jade common stock (including any pre-funded warrants to purchase shares of Pre-Merger Jade common stock issued in the Jade Pre-Closing Financing) was converted into a pre-funded warrant to purchase shares of Company common stock (subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant).

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The Exchange Ratio was calculated as 0.6311 shares of Aerovate common stock for each share of Pre-Merger Jade common stock (and 0.0006311 shares of Series A Preferred Stock for each share of Pre-Merger Jade Series Seed Convertible Preferred Stock) on the Closing Date, which gives effect to a 1-for-35 reverse stock split of shares of Aerovate common stock immediately prior to the Merger. The par value per share and the number of authorized shares were not adjusted as a result of the Exchange Ratio. The shares of Company common stock underlying outstanding stock options, restricted stock awards, and other equity instruments were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased in accordance with the terms of the agreements governing such securities. All references to common stock, options to purchase common stock, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Exchange Ratio for all periods presented, unless otherwise specifically indicated or the context otherwise requires.

Immediately prior to the completion of the Merger, and in order to provide Jade with additional capital for its development programs, Pre-Merger Jade entered into a subscription agreement with certain investors (the “Subscription Agreement”), pursuant to which Pre-Merger Jade issued and sold, and certain new and existing investors purchased, 43,947,116 shares of Pre-Merger Jade common stock and 12,305,898 pre-funded warrants, exercisable for 12,305,898 shares of pre-exchange Pre-Merger Jade common stock (before giving effect to the Exchange Ratio), at a purchase price of $5.9407 per share or $5.9406 per Pre-Merger Jade pre-funded warrant, for an aggregate amount of $334.2 million, which included $95.0 million of proceeds previously received from the issuance of Convertible Notes (as defined herein) and accrued interest of $8.3 million on such Convertible Notes and the related conversion of the Convertible Notes into shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants (the “Pre-Closing Financing”). At the Closing, based on the Exchange Ratio, the Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants subscribed for were converted into the right to receive 27,734,940 shares of Aerovate common stock and 7,766,247 Aerovate pre-funded warrants.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Jade was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Jade stockholders owned a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Jade’s largest stockholders retained the largest interest in the combined company; (iii) Pre-Merger Jade designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Jade’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Jade issuing stock to acquire the net assets of Aerovate, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Jade. Additional information regarding the Merger is included in Note 3.

Redomestication

On April 28, 2025, Jade changed its jurisdiction of incorporation from the State of Delaware to the State of Nevada (the “Redomestication”) pursuant to a plan of conversion. The Redomestication became effective on April 28, 2025.

The common stock of the Nevada corporation resulting from the conversion continues to be traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “JBIO.” The Redomestication did not cause any interruption in the trading of such common stock.

Liquidity and Going Concern

Since its inception, the Company has devoted substantially all of its resources to advancing the development of its portfolio of programs, organizing and staffing the Company, business planning, raising capital, and providing general and administrative support for these operations. Current and future programs will require significant research and development efforts, including preclinical and clinical trials, and, if the Company is successful in obtaining regulatory approval for one or more product candidates, significant commercialization efforts. Until such time as the Company can generate significant revenue from product sales, if ever, the Company expects to finance its operating activities principally through equity offerings.

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred a net loss of $32.1 million and $70.3 million for the three and six months ended June 30, 2025, respectively. For the six months ended June 30, 2025, the Company used net cash of $38.9 million for its operating activities. As of June 30, 2025, the Company had cash and cash equivalents of $220.9 million.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its product candidates and providing general and administrative support for its operations, including the costs associated with operating as a

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

public company. The Company expects that its existing cash and cash equivalents of $220.9 million as of June 30, 2025 will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least 12 months from the date these unaudited condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to its audited financial statements as of December 31, 2024 and June 18, 2024 and for the period from June 18, 2024 (inception) to December 31, 2024 and the related notes thereto in Aerovate’s definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on March 24, 2025 and declared effective on March 25, 2025, beginning on page F-22. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies except as noted below.

Foreign Currency and Currency Translation

Assets and liabilities in foreign currency amounts are translated into United States dollars at the exchange rate in effect on the condensed consolidated balance sheet date. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the Company’s condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other expense, net in total expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Leasehold improvements	Shorter of useful life or remaining term of related lease

Leases

The Company evaluates arrangements entered into to determine whether or not it includes a lease. At the lease commencement date, when control of the underlying asset is transferred from the lessor to the Company, the Company classifies a lease as either an operating or finance lease and recognizes a right-of-use (“ROU”) asset and a current and non-current lease liability, as applicable, in the balance sheet if the lease has a term greater than one year. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise its option.

At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if it is readily determinable, or the incremental borrowing rate for the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received or initial direct costs. As of June 30, 2025, the Company has one operating lease and no finance leases.

The Company accounts for lease and non-lease components related to operating leases as a single lease component. The Company has elected that costs associated with leases having an initial term of 12 months or less are recognized in the condensed consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term and are not recorded on its condensed consolidated balance sheets. Variable lease expense is recognized as incurred and consists primarily of real estate taxes, utilities, and other office space related expenses.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Classification of Convertible Preferred Stock

Prior to the reverse recapitalization, Pre-Merger Jade had classified the Pre-Merger Jade Series Seed Convertible Preferred Stock outside of stockholders’ equity (deficit) on the Company’s condensed consolidated balance sheet because the holders of such stock had certain liquidation rights in the event of a deemed liquidation event that, in certain situations, was not solely within the control of Pre-Merger Jade and would require the redemption of the then-outstanding convertible preferred stock.

Upon the closing of the Merger, the Company converted the Pre-Merger Jade Series Seed Convertible Preferred Stock to Series A Preferred Stock and has classified the Series A Preferred Stock within stockholders’ equity (deficit) on its condensed consolidated balance sheet because the Series A Preferred Stock is not redeemable or puttable to the Company by the holder under any circumstances.

Net Loss per Share Attributable to Common Stockholders

Basic and diluted net loss attributable to stockholders per share is presented in conformity with the two-class method required for participating securities (Pre-Merger Jade Series Seed Convertible Preferred Stock). Basic earnings per share is computed by dividing net income available to each class of shares by the weighted-average number of shares of common stock and participating securities outstanding during the period. Pre-funded warrants were included as the exercise price is negligible and these warrants are fully vested and exercisable. Series A Preferred Stock shares the same characteristics as common stock and has no substantive preference attributed to them and, accordingly, has been considered a class of common stock in the computation of net loss per share regardless of their legal form.

Net loss is allocated to common stock based on its proportional ownership on an as-converted basis. Net loss is not allocated to participating securities as they do not have an obligation to fund losses. The weighted-average number of shares outstanding of common stock reflects changes in ownership over the periods presented.

Diluted net loss per share is computed by dividing the net loss attributable to stockholders adjusted for income (expenses), net of tax, related to any diluted securities, by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of this calculation, stock options to purchase common stock, and unvested shares of restricted stock awards (“RSAs”) are considered potentially dilutive securities.

The Company generated a net loss for the periods presented. Accordingly, basic and diluted net loss per share is the same because the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. As of the date of these unaudited condensed consolidated financial statements, the Company has not early adopted ASU 2025-03, therefore it did not apply the amendment to the Merger which closed on April 28, 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

3. Reverse Recapitalization and Pre-Closing Financing

As described within the Reverse Recapitalization and Pre-Closing Financing section in Note 1, on April 28, 2025, the reverse Merger between Pre-Merger Jade and Aerovate was consummated. The Merger was accounted for as a reverse recapitalization in

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

accordance with U.S. GAAP. At the effective time of the Merger, substantially all of the assets of Aerovate consisted of cash and cash equivalents and other non-operating assets and liabilities. No goodwill or intangible assets were recognized as a result of the Merger.

As part of the recapitalization, the Company acquired the assets and assumed the liabilities listed below (in thousands):

Amount
Cash and cash equivalents	$156
Prepaids and other current assets	416
Other current liabilities	(1,020)
Net liabilities assumed	$(448)

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$219,750	$—	$—	$219,750
Total assets	$219,750	$—	$—	$219,750

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$65,000	$—	$—	$65,000
Total assets	$65,000	$—	$—	$65,000

Liabilities
Convertible Notes payable, noncurrent	$—	$—	$107,600	$107,600
Total liabilities	$—	$—	$107,600	$107,600

Cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. The Convertible Notes payable were revalued at each remeasurement-date, prior to the conversion of the Convertible Notes into Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants upon the Closing, using inputs that are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the liability, which represent a Level 3 measurement within the fair value hierarchy. For the six months ended June 30, 2025 and the period from June 18, 2024 (inception) to December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3 measurements within the fair value hierarchy.

The following table presents the changes in the fair value of the Level 3 Convertible Notes payable (in thousands):

Amounts
Balance as of December 31, 2024	107,600
Change in fair value of Convertible Notes payable	21,584
Conversion of convertible notes into common stock and pre-funded warrants upon the Closing	(129,184)
Balance as of June 30, 2025	$—

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The Convertible Notes payable in the table above consists of the fair value of an aggregate principal amount of $95.0 million, and a fair value adjustment of $34.2 million, which includes accrued interest of $8.3 million, in Convertible Notes which the Company issued and sold to certain investors. Each holder of Convertible Notes was expected to contribute the principal amount and all accrued interest under the applicable Convertible Note in exchange for the Company’s common stock or non-voting preferred stock in connection with a financing event under the Convertible Notes (see Note 6). As of December 31, 2024 the fair value of Convertible Notes was $107.6 million. The Company’s valuation of the Convertible Notes payable utilized a scenario-based valuation analysis, which incorporated assumptions and estimates to value the Convertible Notes and a probability assessment of the achievement of the Next Equity Financing (as defined in the Convertible Notes). The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Immediately prior to the effective time of the Merger, shares of Pre-Merger Jade Common Stock and pre-funded warrants were issued pursuant to the conversion of the Convertible Notes (including accrued interest), which automatically converted into 9,433,831 shares of Jade Common Stock and 4,289,744 Jade pre-funded warrants at the effective time of the Merger.

The Convertible Notes were issued on July 24, 2024 and September 30, 2024. The following table presents the significant assumptions related to the change in fair value for the period ending December 31, 2024:

Time from Convertible Notes issuance to Next Equity Financing (in years)	0.58 - 0.77
Probability of Next Equity Financing	90.0%
Time from Convertible Notes issuance to Next Equity Financing / prior to trade sale (in years)	0.75 - 0.93
Probability of Next Equity Financing / prior to trade sale	10.0%
Interest rate	12.0%
Discount rate	67.0%

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued research and development contract costs	$5,281	$2,791
Accrued employee compensation and benefits	1,785	804
Accrued professional and consulting	1,025	530
	$8,091	$4,125

6. Convertible Notes Payable

In July 2024, the Company entered into the Purchase Agreement with a series of investors, pursuant to which the Company issued the convertible notes (the “Convertible Notes”) with an initial principal amount of $80.0 million (of which $20.0 million is from Fairmount, a related party). In September 2024, the Company received an additional $15.0 million in gross proceeds from issuing additional Convertible Notes to additional investors. Under the terms of the Convertible Notes, the principal amount and all accrued interest of the Convertible Notes would automatically convert into the Company’s common stock, pre-funded warrants or preferred stock in connection with the closing of a Next Equity Financing or certain other events (e.g., a sale of substantially all Company assets, a merger, etc.). On April 28, 2025, this automatic conversion took place. The Convertible Notes accrued interest at a rate of 12.0% per annum, compounded annually. All unpaid interest and principal were scheduled to mature on December 31, 2026 (the “Maturity Date”). Prepayment was not permitted without prior written consent of the majority of the holders of the Convertible Notes. The principal payment along with the accrued interest on each Convertible Note was due in full on the Maturity Date.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

In connection with the automatic conversion described above, the Convertible Notes were convertible into a number of shares of common stock equal to the quotient obtained by dividing the initial purchase price plus accrued and unpaid interest by the conversion price of the Convertible Notes, which is the product resulting from multiplying the price per share in the Next Equity Financing by 80% (“conversion price”).

There was less than $0.1 million of debt issuance cost incurred in connection with the Convertible Notes which was recognized in the financial statements for the period from June 18, 2024 (inception) to December 31, 2024. The Convertible Notes were recorded at the fair value of $95.0 million on the respective issuance dates and were remeasured to the fair value of $107.6 million as of December 31, 2024. The Convertible Notes were remeasured immediately prior to the Closing with a fair value of $129.2 million. For the three and six months ended June 30, 2025, the change in fair value of $6.2 million and $21.6 million, respectively, which includes accrued interest of $0.8 million and $3.6 million, respectively, was recorded within other expense, net in the Company's condensed consolidated statement of operations and comprehensive loss.

Immediately prior to the effective time of the Merger, the Convertible Notes converted into shares of Pre-Merger Jade Common Stock and Pre-Merger Jade pre-funded warrants based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of June 30, 2025, there were no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Pre-Merger Jade Common Stock and 4,289,744 Pre-Merger Jade pre-funded warrants.

7. Convertible Preferred Stock and Stockholders' Equity

Pre-Funded Warrants

In April 2025, pursuant to the Subscription Agreement and immediately prior to the Closing, certain new and current investors purchased Pre-Merger Jade pre-funded warrants, which, at the effective time of the Merger, were exercisable for 7,766,247 shares of Pre-Merger Jade Common Stock, at a price of $0.0001 per share. At the Closing, the Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants were converted into shares of the Company common stock and Company pre-funded warrants, respectively.

The pre-funded warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in-capital and have no expiration date. As of June 30, 2025, 390,853 of the pre-funded warrants have been exercised and 7,375,394 pre-funded warrants remain outstanding.

Convertible Preferred Stock

In June 2024, Pre-Merger Jade issued 20,000,000 shares of Series Seed Convertible Preferred Stock to a related party, Fairmount Healthcare Fund II L.P., an affiliate fund of Fairmount, at a purchase price of $0.0001 per share for gross proceeds of less than $0.1 million.

Upon the issuance of the Series Seed Convertible Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities as described below and determined that such features did not require the Company to separately account for these features as embedded derivatives.

In April 2025, upon the Closing, the Pre-Merger Jade Series Seed Convertible Preferred Stock was converted to 12,622 shares of Company Series A Preferred Stock.

As of June 30, 2025, Series A Preferred Stock consisted of the following (in thousands, except share amounts):

	June 30, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series A Preferred Stock	12,622	12,622	$2	12,622,000
	12,622	12,622	$2	12,622,000

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) filed in connection with the Redomestication, holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

form as, dividends actually paid on shares of Company common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock shall rank on parity with the Company common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of June 30, 2025, each outstanding share of Series A Preferred Stock was convertible into common stock at a ratio of approximately 1:1,000.

Common Stock

As of June 30, 2025, the Company has the authority to issue a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. As of June 30, 2025, 32,626,730 shares of common stock, including 495,739 RSAs were issued and outstanding. Each share of common stock entitles the holder to one vote, together with the holders of Series A Preferred Stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Series A Preferred Stock.

As of June 30, 2025, there were 36,485,024 shares of common stock reserved for issuance for the potential conversion of shares of Series A Preferred Stock into common stock, shares issuable under the exercise of pre-funded warrants, shares reserved under the 2025 Equity Incentive Plan, shares reserved under the 2025 Employee Share Purchase Plan, and exercise of outstanding stock options for common stock under the 2024 Plan.

8. Stock-Based Compensation

2024 Equity Incentive Plan

The Jade Biosciences, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Jade on June 18, 2024. The 2024 Plan provided for Pre-Merger Jade to grant stock options, restricted stock awards and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms of less than four years. As of June 30, 2025, there are no shares remaining for future grant under the 2024 Plan.

2025 Equity Incentive Plan

The Jade Biosciences, Inc. 2025 Stock Incentive Plan (“2025 Stock Plan”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) or another committee designated by the Board of Directors to administer the Plan. Current employees, officers, non-employee directors, and other individual service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan. The initial share pool under the 2025 Stock Plan is 8,018,700 shares of Company common stock, and as of June 30, 2025, there are 6,613,292 shares remaining in the pool. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee.

2025 Employee Stock Purchase Plan

The Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The ESPP became effective on April 28, 2025 at which time 526,241 shares were reserved for issuance under the ESPP. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to the lesser of 1% of the diluted stock (including Company Common Stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of June 30, 2025, no shares have been issued under the ESPP.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Expected volatility	95.34%
Expected term (in years)	6.07
Risk-free interest rate	4.39%
Expected dividend yield	—%

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,392,751	$1.81	9.8	$10,993
Granted	6,972,195	6.75
Exercised	—	—
Forfeited	(16,849)	5.21
Outstanding at June 30, 2025	9,348,097	$5.49	9.6	$42,223
Options vested and exercisable as of June 30, 2025	140,551	$5.83	9.6	$585

The weighted average grant-date fair value of stock options granted for the six months ended June 30, 2025 was $5.33. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock.

Restricted Stock Awards

The Company’s RSAs have service-based vesting conditions only and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSA activity for the six months ended June 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	517,293	$—
Granted	—	—
Vested	(21,554)	$—
Forfeited	—	—
Unvested balance as of June 30, 2025	495,739	$—

Parade Warrant Obligation

In July 2024, the Company entered into the Paragon Option Agreement (as defined below) with Paragon and Parade Biosciences Holding, LLC (“Parade”). Under the terms of the Paragon Option Agreement, Parade will be entitled to grants of warrants to purchase a number of shares equal to 1.00% of the then outstanding shares of the Company’s stock, on a fully diluted basis, on December 31,

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parade Warrant Obligation”). The grant dates for the issuance of warrants are expected to be December 31, 2025 and December 31, 2026, as all terms of the award, including number of shares and exercise price, will be known by all parties. Parade’s research and discovery related activities has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. As of June 30, 2025, the estimated fair value of warrants to be granted on December 31, 2025 was $5.5 million. For the three and six months ended June 30, 2025, the Company recognized $1.5 million and $2.4 million, respectively, as stock-based compensation expense related to the Parade Warrant Obligation. The warrants expected to be granted to Parade are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss within research and development.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the three and six months ended June 30, 2025:

Six Months Ended June 30, 2025
Expected volatility	93.2%
Expected term (in years)	10.0
Risk-free interest rate	4.2%
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Research and development	$2,556	$4,222
General and administrative	1,339	2,096
Total	$3,895	$6,318

As of June 30, 2025, total unrecognized compensation cost related to the unvested stock options was $36.5 million, which is expected to be recognized over a weighted average period of approximately 3.5 years. As of June 30, 2025, total unrecognized compensation cost related to the unvested RSAs was less than less than $0.1 million, which is expected to be recognized over a weighted average period of 3.1 years. As of June 30, 2025, the unrecognized compensation cost related to the Parade Warrant Obligation was $1.9 million, which is expected to be recognized over a weighted average period of 0.5 years.

The following table summarizes the stock-based compensation based on type of award for the three months ended June 30, 2025:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Parade warrant obligation	$1,521	$2,486
Stock options	2,374	3,832
Total	$3,895	$6,318

9. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. There was no income tax expense recorded for the three and six months ended June 30, 2025, or for the period from June 18, 2024 (inception) to June 30, 2024.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. The Company is currently evaluating the potential impacts of the OBBBA on the Company’s financial statements.

10. Significant Agreements

Paragon Option Agreement

In July 2024, the Company entered into an Antibody Discovery and Option Agreement with Paragon and Parade (the “Paragon Option Agreement”) for the selected target, APRIL, for the Company’s initial research program, JADE-001. The Paragon Option Agreement, was amended in September 2024 to add two additional undisclosed targets for additional research programs named JADE-002 and JADE-003. Under the Paragon Option Agreement, Jade has the exclusive option (an “Option”), on a Research Program-by-Research Program (as defined below) basis, to enter into a separate agreement with Paragon consistent with a set of terms that are pre-negotiated and attached to the Paragon Option Agreement as an exhibit (a “License Agreement”). If the Company exercises its options and finalizes the related license agreement, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under each respective agreement upon the achievement of certain clinical development milestones, up to $10.0 million under each respective agreement upon the achievement of certain regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets to the Paragon Option Agreement by mutual agreement with Paragon.

Under the terms of the Paragon Option Agreement, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates directed to certain mutually agreed therapeutic targets of interest to Jade (each, a “Research Program”). The Option with respect to each Research Program is exercisable at Jade’s sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Program (an “Option Period”). The Paragon Option Agreement requires Jade, Paragon, and Parade to develop a research plan for each target that includes design, modeling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities may include performing preclinical studies. Paragon will perform the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Each Research Program will be overseen and coordinated by a joint development committee consisting of two employees from Jade and two employees from Paragon, with Jade and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parade have produced an antibody against a selected target, and upon the completion of each Research Program, Paragon and Parade will deliver to Jade a data package that includes sequence information for all then-existing antibodies and information directed to such target. Jade, Paragon and Parade have developed a Research Plan for JADE-001, JADE-002, and JADE-003 consistent with the foregoing, and Paragon and Parade have delivered the respective antibodies in accordance with the Research Plans.

Any License Agreement entered into with respect to a given Research Program is expected to be consistent with pre-negotiated terms attached to the Paragon Option Agreement and shall contain the same milestone payment obligations as the Paragon Option Agreement, provided that any milestone set in the Paragon Option Agreement that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Paragon Option Agreement and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by Jade pursuant to the Paragon Option Agreement for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, Jade would also be required to make royalty payments to Paragon in the low single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.

Unless terminated earlier, the Paragon Option Agreement shall continue in force on a Research Program-by-Research Program basis until the later of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; (ii) if the Company exercises its Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Paragon Option Agreement). The Company may terminate the Paragon Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Paragon Option Agreement or a Research Program immediately upon written notice to the Company if, as

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Paragon Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

Under the Paragon Option Agreement, the Company is responsible for any additional development costs incurred by Paragon, which from January 1, 2025 to June 30, 2025 totaled $2.0 million relating to APRIL, of which $1.9 million was recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2025 and the remaining $0.1 million was recognized in general and administrative expenses. For the three months ended June 30, 2025 the Company incurred a total of $0.6 million which was recognized as research and development expense in the Company's condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, a total of $0.6 million related to APRIL remains in related party accrued expenses and other current liabilities in the Company’s condensed balance sheet.

Additionally, the Company is responsible to reimburse Paragon for development costs related to JADE-002, which from January 1, 2025 to June 30, 2025 totaled $4.1 million and was recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2025. The Company is also obligated to pay Paragon $1.5 million following the nomination of a development candidate for JADE-002 which occurred in March 2025 and was subsequently paid in April 2025. For the three months ended June 30, 2025 the Company incurred a total of $0.8 million for JADE-002 under the Paragon Option Agreement, which was recognized as research and development expense in the Company's condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, a total of $0.8 million related to JADE-002 remains in related party accrued expenses and other current liabilities in the Company's condensed balance sheet.

The Company was also obligated to reimburse Paragon for development costs related to JADE-003 for the period of January 1, 2025 to June 30, 2025 totaling $1.7 million relating to research and development costs, as well as for subsequent development costs related to JADE-003. These amounts were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss during the six months ended June 30, 2025. For the three months ended June 30, 2025 the Company incurred a total of $0.9 million which was recognized as research and development expense in the Company's condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025, a total of $0.9 million remains in the Company's condensed balance sheet in related party accrued expenses and other current liabilities.

Additionally, as part of the Paragon Option Agreement, on each of December 31, 2025 and December 31, 2026, Jade will grant Parade warrants to purchase a number of shares equal to 1.00% of Jade’s outstanding capital stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares of Jade common stock on each respective grant date. Parade is an entity formed by Paragon as a vehicle to hold equity in Jade in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreement other than to receive such warrants. The warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statement of operations and comprehensive loss (see Note 8).

The Company expenses the fees incurred under the Paragon Option Agreement as the associated costs are incurred when the underlying services are rendered. Such amounts are classified within research and development expenses in the accompanying condensed consolidated statement of operations and comprehensive loss.

The Company concluded that the rights obtained under the Paragon Option Agreement represent an asset acquisition whereby the underlying assets comprise in-process research and development assets with no alternative future use. The Paragon Option Agreement did not qualify as a business combination because substantially all of the fair value of the assets acquired was concentrated in the exclusive license options, which represent a group of similar identifiable assets. The research initiation fees represent a one-time cost on a research program-by research program basis for accessing research services or resources with benefits that are expected to be consumed in the near term, therefore the amounts paid are expensed as part of research and development costs immediately. Amounts paid as reimbursements of on-going development cost, monthly development cost fee and additional development expenses incurred by Paragon due to work completed for selected targets prior to the effective date of the Paragon Option Agreement and Amendment to the Paragon Option Agreement that associated with services being rendered under the related Research Programs is recognized as research and development expense when incurred.

JADE-001 License Agreement

On October 30, 2024, Jade entered into a License Agreement with Paragon for all antibodies discovered, generated, identified or characterized by Paragon in the course of performing the JADE-001 research program directed to APRIL, antibodies created by Jade derived from the licensed antibodies and directed to APRIL, and products that comprise the foregoing (the “JADE-001 License

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Agreement”) consistent with the pre-negotiated terms agreed to upon execution of the Paragon Option Agreement, pursuant to which Paragon granted Jade a royalty-bearing, worldwide, exclusive and sublicensable license with respect to certain inventions, patent rights, sequence information and other intellectual property rights related to monospecific antibodies directed at the APRIL target (the “Licensed Antibody Technology”) to use, make, sell, import, export and otherwise exploit certain monospecific antibodies and products targeting APRIL in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”) and worldwide (the “territory”). Under the terms of the JADE-001 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for nomination of a development candidate, which was paid in December 2024, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. Following the execution of the JADE-001 License Agreement, Jade is solely responsible for, and has sole authority and control over, all aspects of the development, manufacturing and commercialization of product candidates under the JADE-001 program, including regulatory strategy, communications, filings and activities (including clinical trials). Paragon also granted Jade a royalty-bearing, worldwide, non-exclusive, sublicensable right and license under the Licensed Antibody Technology to use, make, sell, import, export, or otherwise exploit certain multispecific antibodies and products targeting APRIL. In addition, the following summarizes other key terms of the JADE-001 License Agreement:

•
Paragon will not conduct any new campaigns that generate APRIL monospecific antibodies in the field for at least five years.
•
Paragon may pursue the development and commercialization of multispecific antibodies and products directed at the APRIL target in the field and in the territory, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE-001 License Agreement. If Jade does not exercise its right of first negotiation, or if the parties are unable to agree on a definitive agreement, Paragon may proceed without any obligations to Jade with respect to the right of first negotiation, and Jade’s non-exclusive license will exclude any multispecific antibodies and products that were the subject of the right of first negotiation.
•
Jade will pay Paragon a low-to-mid single-digit percentage royalty based on annual net sales of the products in the field and in the territory, and a mid single-digit percentage royalty based on annual net sales of the multispecific products in the field and in the territory, subject to a 30% reduction if there is no valid patent covering the product in the country.
•
The royalty term ends on the later of (i) the twelfth anniversary of such date or (ii) the expiration of the last-to- expire valid patent covering the product or the multispecific product in the country at issue.
•
The JADE-001 License Agreement may be terminated on 60 days’ notice by Jade, upon material breach without cure; and to the extent permitted by law, upon a party’s insolvency or bankruptcy.
•
With respect to patents licensed to Jade under the JADE-001 License Agreement that have been filed as of the effective date of the JADE-001 License Agreement, Jade will control the preparing, filing, prosecuting and maintenance of such patents. With respect to patents filed after the effective date of the JADE-001 License Agreement, Paragon will control the preparing, filing, prosecuting and maintaining of such patents until the final deliverable for the relevant research program is delivered to Jade, after which Jade will control the preparing, filing, prosecuting and maintain of such patents.
•
Jade shall have the right to grant sublicenses under the JADE-001 License Agreement, provided that (i) any sublicense agreement is consistent with all relevant terms, conditions and restrictions of the JADE-001 License Agreement, (ii) Jade provides Paragon with a copy of each sublicense agreement and any amendments thereto within 30 days following execution thereof and (iii) Jade remains responsible for all payments and obligations due under the JADE-001 License Agreement.
•
On a product-by-product basis, Jade is obligated to pay sublicensing fees of up to approximately $20.1 million, mainly upon the achievement of commercial milestones. Jade has the option, during specified periods, to pay a non-refundable lump-sum buyout payment on a product-by-product basis to extinguish future milestone payment obligations with respect to such product.

In December 2024, Jade completed its selection of its development candidate for the JADE-001 program, which is called JADE101, and Jade paid Paragon the related $1.5 million milestone payment and recorded the payment as research and development expense. In December 2024, Jade recorded a $0.1 million nonrefundable sublicensee fee under the JADE-001 License Agreement as research and development expense.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Cell Line License Agreement

On February 3, 2025, the Company entered into an amended and restated cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics Ireland”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics Ireland’s patent rights, know-how, cell line, biological materials and media and feeds to develop, manufacture, have manufactured, make, have made, import, sell, keep, commercialize and otherwise deal in, use and exploit certain therapeutic products produced through the use of the cell lines licensed by WuXi Biologics Ireland under the Cell Line License Agreement (the “WuXi Biologics Ireland Licensed Products”). JADE-001 is, and Jade anticipates that any future product candidates under the JADE-001 and JADE-002 programs will be, manufactured using a cell line licensed under the Cell Line License Agreement. A cell line has not yet been selected for the JADE-003 program.

In consideration for the license, the Company incurred a non-refundable license fee of $0.2 million in November 2024, which was recorded as research and development expense. Additionally, in June 2025 the Company incurred a non-refundable license fee of $0.1 million, which was recorded as research and development expense. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product for a particular product with a manufacturer other than WuXi Biologics Ireland or its affiliates, it is required to make royalty payments to WuXi Biologics Ireland in an amount equal to a fraction of a single digit percentage of global net sales of the WuXi Biologics Ireland Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Ireland Licensed Products with WuXi Biologics Ireland or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Company has the option, at any time, to pay WuXi Biologics Ireland a non-refundable lump-sum royalty buyout payment on a drug product-by-drug product basis to extinguish future Royalty obligations with respect to such drug product.

The Cell Line License Agreement will continue indefinitely unless terminated (i) by the Company upon six months’ prior written notice and its payment of all undisputed amounts due to WuXi Biologics Ireland through the effective date of termination, (ii) by either party for a material breach by the other party that remains uncured for 60 days after written notice, (iii) by WuXi Biologics Ireland if the Company fails to make a payment and such failure continues for 30 days after receiving notice of such failure, or (iv) by either party upon the other party’s bankruptcy.

11. Leases

In February 2025, the Company entered into a noncancelable operating lease agreement for office space located in Vancouver, Canada. The lease commencement date is March 1, 2025, with an initial term of 67 months. The rent commencement date is October 1, 2025. The total lease payment is expected to be approximately $1.2 million of principal payments plus $0.4 million of interest payments over the initial lease term. Payments for rent are made in Canadian dollars and therefore subject to foreign exchange impact. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.

As of June 30, 2025, the Company had $0.8 million of operating lease ROU asset and long term lease liability of $0.8 million on its condensed consolidated balance sheets. As of June 30, 2025, the operating lease arrangement had a remaining lease term of 5.3 years and an internal borrowing rate of return of 14.24%. For the three and six months ended June 30, 2025, the Company recorded operating lease expense of less than $0.1 million and $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss. No lease payments were made during the three and six months ended June 30, 2025 related to the Company's Vancouver office space.

As of June 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Period ended December 31,
2025 (remaining 6 months)	$56
2026	226
2027	231
2028	236
2029	240
Thereafter	183
Total maturities	$1,172
Less: Imputed interest	(361)
Total present value of operating lease liability	$811

12. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and six months ended June 30, 2025 and the period from June 18, 2024 (Inception) through June 30, 2024, the Company has not recorded any expense related to 401(k) Plan match contributions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2025, the Company was not a party to any material legal proceedings or claims.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders and Series A Preferred stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(24,552)	28,431,158	$(0.86)	$(54,985)	15,932,206	$(3.45)
Series A Preferred Stock (1)	(7,582)	8,781	$(863.46)	(15,318)	4,439	$(3,450.78)
Net loss	$(32,134)			$(70,303)

	Period from June 18, 2024 (Inception) through June 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$590	3,155,500	$0.19
Net loss	$590

(1) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 8,780,522 and 4,438,505 for the three and six months ended June 30, 2025, respectively.

For the computation of basic net loss per share attributable to common stockholders, the amount of weighted-average common shares outstanding excludes all shares of unvested restricted common stock as such shares are not considered outstanding for accounting purposes until vested. The amount of weighted-average shares outstanding includes the pre-funded warrants as the exercise price is negligible and these warrants are fully vested and exercisable.

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have had an anti-dilutive effect were as follows:

	Three and Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) through June 30, 2024
Outstanding and unvested RSAs	495,739	517,293
Outstanding and issued common stock options	9,348,097	-
Series seed convertible preferred stock (as converted)	-	12,622,000
Total	9,843,836	13,139,293

14. Related Party Transactions

Paragon and Parade each beneficially own less than 5% of the Company’s share capital through their respective holdings of Company’s common stock.

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the board of directors and beneficially owns more than 5% of Paragon.

The following is a summary of related party accounts payable and other current liabilities (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	June 30, 2025	December 31, 2024
Reimbursable fees under the terms of the Paragon Option Agreement	$2,357	$5,430
Paragon reimbursable legal fees	23	74
	$2,380	$5,504

15. Segment Reporting

The Company has one reportable segment relating to the research and development of its programs, JADE-001, JADE-002, and JADE-003. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis and uses consolidated net loss for the allocation of resources and the assessment of performance. Although the Company’s financial reporting package that is reviewed and approved by the CODM disaggregates significant expenses such as program-level external research and development costs, personnel costs, including stock-based compensation expense, and professional and consulting fees, all decisions made by the CODM are based upon reviewing operating metrics and performance indicators at the Company-wide consolidated level and consolidated net loss. The CODM uses consolidated net loss to evaluate loss generated from the Company’s business activities in deciding how to allocate company resources and in monitoring budget versus actual results. Assets are also managed on a Company-wide consolidated basis.

The table below is a summary of the significant expenses categories regularly provided to the CODM (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Period June 18, 2024 (Inception) Through June 30, 2024
Operating expenses:
JADE-001 (JADE101) external research and development costs	$7,249	$17,016	$78
JADE-002 (JADE201) external research and development costs	8,356	13,510	—
JADE-003 external research and development costs	926	1,659	—
Research and development personnel-related costs (including stock-based compensation)	5,710	9,662	—
Other research and development costs	306	723	—
General and administrative personnel-related costs (including stock-based compensation)	3,118	4,827	—
General and administrative professional and consulting fees	1,933	3,426	512
Other general and administrative costs	180	339	—
Total operating expenses	$27,778	$51,162	$590

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” and “Jade,” refer to Jade Biosciences, Inc. and its consolidated subsidiaries, taken as a whole.

Overview

We are a biopharmaceutical company developing novel biologic therapies for patients living with autoimmune diseases. Our goal is to improve meaningfully upon the existing treatment paradigm through the delivery of improved dosing and convenience, a comparable safety profile, and potentially increased clinical activity. Our approach is to discover and efficiently develop biologics that address emerging targets supported by third-party clinical data and that overcome shortcomings of existing product candidates in development, such as potency, bioavailability, formulation, and pharmacokinetic properties. Our initial program, JADE-001, is targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production. As part of the JADE-001 program, we are developing our lead candidate, JADE101, a monoclonal antibody targeting APRIL that we plan to initially develop for the treatment of IgA nephropathy, with initiation of a first-in-human clinical trial in healthy volunteers planned in the third quarter of 2025 and interim data expected in the first half of 2026. In addition to JADE-001, we are conducting pre-clinical research with respect to two other programs in serious, systemic autoimmune indications with high unmet need, JADE-002, which includes our second product candidate, JADE201, and JADE-003.

Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible notes (“Convertible Notes”), from which we received gross proceeds of $80.0 million in July 2024 and $15.0 million in September 2024, and with the $205.0 million in gross proceeds from the Pre-Closing Financing (as defined and described in “—Recent Developments - Pre-Closing Financing” below).

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of JADE101, JADE201 and any future product candidates we may develop. We have generated net losses of $32.1 million for the three months ended June 30, 2025 and $70.3 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $117.3 million. For the six months ended June 30, 2025, we used net cash of $38.9 million for our operating activities. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our existing and future research and development and discovery-related development of our JADE-001, JADE-002 and JADE-003 programs, including potential expansion into additional indications;
•
seek and identify additional research programs and product candidates and initiate discovery related activities and preclinical studies for those programs;
•
complete future preclinical studies for our pipeline;
•
pursue investigational new drug applications or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials;
•
initiate enrollment and successfully complete clinical trials;

•
pursue positive results from our future clinical trials that support a finding of safety and effectiveness, an acceptable risk-benefit profile in the intended populations and a competitive efficacy, safety and half-life profile;
•
hire research and development, clinical, manufacturing and commercial personnel;
•
add operational, financial and management information systems and personnel;
•
experience any delays, challenges, or other issues associated with the preclinical and clinical development of our programs, including with respect to our regulatory strategies;
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable clinical and commercial-scale current good manufacturing practices (“cGMP”) capabilities through a third-party or our own manufacturing facility for our current and any future programs;
•
seek, obtain and maintain regulatory approvals for any product candidates for which we successfully complete clinical trials;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain regulatory approval;
•
generate revenue from commercial sales of product candidates for which we receive regulatory approval, if any;
•
pursue positive results from future clinical trials that support safety, tolerability and efficacy profile of any product we may develop in additional indications following approval in one indication;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio and other intellectual property protection or regulatory exclusivity for any products we may develop and defend any intellectual property-related claims;
•
further acquire or in-license product candidates or programs, intellectual property and technologies;
•
maintain our current collaboration and establish and maintain any future collaborations, including making milestone, royalty or other payments thereunder; and
•
incur additional costs of operating as a public company, including increased costs of audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs.

Any changes in the outcome of any of these variables with respect to the development of our current and any future programs could mean a significant change in the costs and timing associated with the development of such programs. For example, if the U.S. Food and Drug Administration or another comparable regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate will be required to complete clinical development and obtain regulatory approval of one or more product candidates, or if we experience significant delays in our preclinical studies or clinical trials, we would be required to expend significant additional financial resources and time to advance and complete clinical development. We may never obtain regulatory approval for any of our product candidates.

We will not generate revenue from product sales unless and until we successfully initiate and complete clinical development and obtain regulatory approval for any product candidates. If we obtain regulatory approval for any of our product candidates and do not enter into a commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, manufacturing, marketing, and distribution.

As a result of all the foregoing, we expect to need substantial additional funding to support our continued operations and growth strategy. Until such a time we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements on favorable terms, or at all. If we fail to raise capital or enter into such agreements as, and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our programs.

Because of the numerous risks associated with product development, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2025, we had cash and cash equivalents of $220.9 million. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Recent Developments

The Merger

On April 28, 2025 (the “Closing Date”), we consummated the previously announced transaction (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 30, 2024 (the “Merger Agreement”), by and among Jade Biosciences, Inc., a private Delaware corporation (“Pre-Merger Jade”), Aerovate Therapeutics, Inc., a Delaware corporation (“Aerovate”), Caribbean Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Aerovate (“First Merger Sub”), and Caribbean Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of Aerovate (“Second Merger Sub”). As part of the Closing, First Merger Sub merged with and into Pre-Merger Jade, with Pre-Merger Jade continuing as a wholly owned subsidiary of Aerovate and the surviving corporation of the merger (the “First Merger” and such time, the “First Effective Time”), and Pre-Merger Jade merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, Second Merger Sub changed its name to “Jade Biosciences, LLC” and Aerovate changed its name to “Jade Biosciences, Inc.” Subsequently, Jade Biosciences, LLC merged with and into Jade Biosciences, Inc. We are led by Pre-Merger Jade’s management team and focus on developing differentiated biologic therapies for patients living with autoimmune diseases.

Following the Reverse Stock Split (as defined below), which occurred immediately prior to the Closing of the Merger, and as a result of and upon the First Effective Time, i) each then-outstanding share of common stock, par value $0.0001 per share, of Pre-Merger Jade (the “Pre-Merger Jade common stock”) (including shares of Pre-Merger Jade common stock issued in connection with the Pre-Closing Financing) immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of common stock, par value $0.0001, of Aerovate (the “Company common stock” and prior to the effective time of the Merger, the “Aerovate common stock”) equal to an exchange ratio determined in accordance with the Merger Agreement (the “Exchange Ratio”), (ii) each then-outstanding share of Series Seed Convertible Preferred Stock, par value $0.0001 per share, of Pre-Merger Jade immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, of Aerovate, which are each convertible into 1,000 shares of Company common stock, equal to the Exchange Ratio divided by 1,000, (iii) each then-outstanding option to purchase Pre-Merger Jade common stock was assumed by Aerovate and was converted into an option to purchase shares of Company common stock, subject to adjustment as set forth in the Merger Agreement, and (iv) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Jade common stock (including any pre-funded warrants to purchase shares of Pre-Merger Jade common stock issued in the Jade Pre-Closing Financing) was converted into a pre-funded warrant to purchase shares of Company common stock (subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant).

The Exchange Ratio was calculated using a formula intended to allocate existing Aerovate and Pre-Merger Jade security holders a percentage of the Company. Based on Aerovate’s and Pre-Merger Jade’s values as of the date of the Merger Agreement and capitalization as of April 28, 2025, the Exchange Ratio (as adjusted for the Reverse Stock Split (as defined below)) was 0.6311 shares of Aerovate common stock for each share of Pre-Merger Jade common stock.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Jade was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Jade stockholders owned a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Jade’s largest stockholders retained the largest interest in the combined company; (iii) Pre-Merger Jade designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Jade’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Jade issuing stock to acquire the net assets of Aerovate, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Jade. Additional information regarding the Merger is included in Note 3 to the condensed consolidated financial statements included in Part I – Item 1 of this Quarterly Report.

Pre-Closing Financing

In connection with the Merger, Pre-Merger Jade entered into a subscription agreement with certain new and existing investors of Pre-Merger Jade (the “Subscription Agreement”), in order to provide Jade with additional capital for its development programs, pursuant to which Pre-Merger Jade issued and sold, and certain new and existing investors purchased, 43,947,116 shares of common stock of Pre-Merger Jade (“Pre-Merger Jade common stock”) and 12,305,898 pre-funded warrants, exercisable for 12,305,898 shares of Pre-Merger Jade common stock (“Pre-Merger Jade pre-funded warrants”), at a purchase price of $5.9407 per share or a purchase price of $5.9406 per pre-funded warrant, for an aggregate amount of $334.2 million, which included $95.0 million of proceeds previously received from the issuance of Convertible Notes (as defined herein) and accrued interest of $8.3 million on such Convertible Notes and the conversion of the Convertible Notes into shares of Pre-Merger Jade pre-funded warrants (the “Pre-Closing Financing”).

Under the Merger Agreement, these shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants were converted into shares of the common stock of the combined company (“Company common stock”) and pre-funded warrants to purchase Company common stock in accordance with the Exchange Ratio.

Reverse Stock Split

Immediately prior to the consummation of the Merger, Aerovate effected a 1-for-35 reverse stock split of Aerovate common stock, which became legally effective on April 28, 2025 (the “Reverse Stock Split”). The Company common stock commenced trading on a post-Reverse Stock Split, post-Merger basis at the open of trading on April 29, 2025. All references to common stock, options to purchase common stock, outstanding common stock warrants, common stock share data, per share data, and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented, unless otherwise specifically indicated or the context otherwise requires.

Redomestication

On April 28, 2025, we changed our jurisdiction of incorporation from the State of Delaware to the State of Nevada (the “Redomestication”) pursuant to a plan of conversion. The Redomestication became effective on April 28, 2025.

The common stock of the Nevada Corporation resulting from the Redomestication continues to be traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “JBIO.” The Redomestication did not cause any interruption in the trading of such common stock.

Impact of General Economic Risk Factors on Our Operations

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, fluctuating interest rates, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), bank failures, geopolitical factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East and the responses thereto and rising tensions with China, and supply chain disruptions. While we are closely monitoring the impact of the current macroeconomic and geopolitical conditions on all aspects of our business, including the impacts on our access to capital, ability to manufacture drug product, ability to conduct clinical trials, and our clinical trial participants, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. We will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Item 1A of this Quarterly Report titled “Risk Factors.”

Components of Results of Operations

Revenue

To date, we have not generated revenue from any sources, including product sales, and do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, we may generate revenue in the future from product sales or payments from future collaboration or license agreements that we may enter into with third parties, or any combination thereof. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates.

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:

•
costs of funding research performed by third parties, that conduct research and development activities on our behalf, including services rendered under the Antibody Discovery and Option Agreement (the “Paragon Option Agreement”) with Paragon Therapeutics, Inc. (“Paragon”) and Parade Biosciences Holding, LLC (“Parade”), and our License Agreement with Paragon relating to the JADE-001 research program (the “JADE-001 License Agreement”) for the selected target APRIL, and for our JADE-002 and JADE-003 programs, which have currently undisclosed targets;
•
expenses incurred in connection with continuing our current research programs and discovery- phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•
personnel-related expenses, including recruiting costs, salaries, bonuses, benefits and equity-based compensation expense.

We expense research and development costs as incurred. For the three and six months ended June 30, 2025, we recognized $3.9 million and $11.7 million of expenses, respectively, in connection with services provided by Paragon under the Paragon Option Agreement and the JADE-001 License Agreement in our condensed consolidated statement of operations and comprehensive loss.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses, including recruiting costs, salaries, bonuses, benefits, and equity-based compensation, for individuals in our executive, finance, operations, human resources, legal, business development and other administrative functions. Other significant general and administrative expenses include legal fees relating to corporate matters and patent-related activities, insurance costs, information technology, and professional and consulting fees associated with accounting, audit, tax and investor and public relations.

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount and establish office space to support our expected growth. We also incurred and expect to continue to incur increased expenses associated with becoming a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense)

Other income primarily relates to interest income. Change in fair value of convertible notes payable relates to the fair value adjustment related to our Convertible Notes.

Income Taxes

We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date, as we believe it is more likely than not that the benefit won't be realized due to our cumulative losses generated to date and expectation of future losses.

Results of Operations for the Three Months ended June 30, 2025 and the Period from June 18, 2024 (Inception) through June 30, 2024:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
Operating expenses
Research and development(1)	$22,547	$78	$22,469
General and administrative(2)	5,231	512	4,719
Total operating expenses	27,778	590	27,188
Loss from operations	(27,778)	(590)	(27,188)
Other income / (expense):
Interest income	1,828	—	1,828
Change in fair value of convertible notes payable(3)	(6,184)	—	(6,184)
Total other expense, net	(4,356)	—	(4,356)
Net loss	$(32,134)	$(590)	$(31,544)

(1)
Includes related party amount of $3.9 million for the three months ended June 30, 2025 and $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024.

(2)
Includes related party amount of $0.1 million for the three months ended June 30, 2025 and $0.4 million for the period from June 18, 2024 (inception) through June 30, 2024.
(3)
Includes related party amount of $1.3 million for the three months ended June 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the period presented (in thousands):

	Three Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
External research and development costs:
JADE-001 external research and development costs(1)	$7,249	$78	$7,171
JADE-002 external research and development costs(2)	8,356	—	8,356
JADE-003 external research and development costs(3)	926	—	926
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	5,710	—	5,710
Other	306	—	306
Total research and development expenses	$22,547	$78	$22,469

(1)
Includes related party amount of $0.6 million for the three months ended June 30, 2025 and $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024.
(2)
Includes related party amount of $0.8 million for the three months ended June 30, 2025.
(3)
Includes related party amount of $0.9 million for the three months ended June 30, 2025.
(4)
Includes related party amount of $1.5 million for the three months ended June 30, 2025.

Research and development expenses were $22.5 million for the three months ended June 30, 2025 and consisted primarily of the following:

•
$0.6 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement and the JADE-001 License Agreement for JADE101;
•
$2.1 million related to toxicology studies for JADE101;
•
$3.3 million related to chemistry, manufacturing and controls related costs to manufacture our raw materials and for developing drug product for our future clinical trial for JADE101;
•
$0.5 million related to early clinical related spend for JADE101;
•
$0.6 million additional research and development costs related to JADE101;
•
$0.8 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE-002;
•
$5.1 million relating to drug product for our expected future clinical trial of JADE201;
•
$2.3 million related to toxicology studies for JADE201;
•
$0.2 million additional research and development costs related to JADE201;
•
$0.9 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts;
•
$5.7 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.1 million related to stock-based compensation expense, and an additional $1.5 million related to stock-based compensation expense related to the pre-funded warrants issuable to Parade under the Paragon Option Agreement (the “Parade Warrants”); and
•
$0.3 million of other research and development expenses.

Research and development expenses were $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024 and consisted primarily of early research and development costs.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Three Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
Professional and consulting fees	$1,933	$512	$1,421
Personnel-related (including stock-based compensation)	3,118	—	3,118
Legal fees related to patent filings(1)	180	—	180
Total general and administrative expenses	$5,231	$512	$4,719

(1)
Includes related party amount of $0.1 million for the three months ended June 30, 2025.

General and administrative expenses were $5.2 million for three months ended June 30, 2025 and consisted primarily of the following:

•
$1.9 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with becoming a public company; and
•
$3.1 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $1.4 million.

General and administrative expenses were $0.5 million for the period from June 18, 2024 (inception) through June 30, 2024 consisted primarily of early general and administrative costs relating to professional and consulting fees.

Results of Operations for the Six Months ended June 30, 2025 and the Period from June 18, 2024 (Inception) through June 30, 2024:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the period presented (in thousands):

	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
Operating expenses
Research and development(1)	$42,570	$78	$42,492
General and administrative(2)	8,592	512	8,080
Total operating expenses	51,162	590	50,572
Loss from operations	(51,162)	(590)	(50,572)
Other income / (expense):
Interest income	2,443	—	2,443
Change in fair value of convertible notes payable(3)	(21,584)	—	(21,584)
Total other expense, net	(19,141)	—	(19,141)
Net loss	$(70,303)	$(590)	$(69,713)

(1)
Includes related party amount of $11.7 million for the six months ended June 30, 2025 and $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024.

(1)
Includes related party amount of $0.1 million for the six months ended June 30, 2025 and $0.4 million for the period from June 18, 2024 (inception) through June 30, 2024.
(3)
Includes related party amount of $4.6 million for the six months ended June 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the period presented (in thousands):

	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
External research and development costs:
JADE-001 external research and development costs(1)	$17,016	$78	$16,938
JADE-002 external research and development costs(2)	13,510	—	13,510
JADE-003 external research and development costs(3)	1,659	—	1,659
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	9,662	—	9,662
Other	723	—	723
Total research and development expenses	$42,570	$78	$42,492

(1)
Includes related party amount of $2.0 million for the six months ended June 30, 2025 and $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024.
(2)
Includes related party amount of $5.7 million for the six months ended June 30, 2025.

(3)
Includes related party amount of $1.7 million for the six months ended June 30, 2025.
(4)
Includes related party amount of $2.5 million for the six months ended June 30, 2025.

Research and development expenses were $42.6 million for the six months ended June 30, 2025 and consisted primarily of the following:

•
$2.0 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement and the JADE-001 License Agreement for JADE101;
•
$5.1 million related to toxicology studies for JADE101;
•
$8.6 million related to chemistry, manufacturing and controls related costs to manufacture our raw materials and for developing drug product for our future clinical trial for JADE101;
•
$0.5 million related to early clinical related spend for JADE101;
•
$0.8 million additional research and development costs related to JADE101;
•
$5.7 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE-002, including $1.5 million for achievement of the nomination of a development candidate milestone;
•
$2.4 million related to toxicology studies for JADE201;
•
$5.4 million of manufacturing drug product for our expected future clinical trial of JADE201;
•
$1.7 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts;
•
$9.7 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.7 million related to stock-based compensation expense, and an additional $2.5 million related to stock-based compensation expense related to the Parade Warrants; and
•
$0.7 million of other research and development expenses.

Research and development expenses were $0.1 million for the period from June 18, 2024 (inception) through June 30, 2024 and consisted primarily of early research and development costs.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024	Increase / (Decrease)
Professional and consulting fees	$3,426	$512	$2,914
Personnel-related (including stock-based compensation)	4,799	—	4,799
Legal fees related to patent filings(1)	346	—	346
Other	21	—	21
Total general and administrative expenses	$8,592	$512	$8,080

(1)
Includes related party amount of $0.1 million for the six months ended June 30, 2025.

General and administrative expenses were $8.6 million for the six months ended June 30, 2025 and consisted primarily of the following:

•
$3.4 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with becoming a public company;

•
$4.8 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $2.1 million;
•
$0.3 million of legal fees related to patent-related activities; and
•
Less than $0.1 million of other general and administrative expenses.

General and administrative expenses were $0.5 million for the period from June 18, 2024 (inception) through June 30, 2024 and consisted primarily of early general and administrative costs relating to professional and consulting fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and commence clinical development of JADE101. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our Convertible Notes and the Pre-Closing Financing. In July 2024, we received $80.0 million in gross proceeds from the issuance of our Convertible Notes, in September 2024 we received $15.0 million in gross proceeds for the issuance of additional Convertible Notes, and in April 2025 we received $205 million in gross proceeds from the Pre-Closing Financing. As of June 30, 2025, we had cash and cash equivalents of $220.9 million.

Our primary use of cash is to fund the development of our product candidates and advance our pipeline. This includes both the research and development costs and the general and administrative expenses required to support those operations. Since we are currently a preclinical-stage biotechnology company, we have incurred significant operating losses since our inception and we anticipate such losses to increase as we continue to pursue clinical development of our product candidates, prepare for the potential commercialization of our product candidates, and expand our pipeline research and development efforts. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of issuance of this Quarterly Report. We will need to secure additional financing in the future to fund additional research and development, and before a commercial drug can be produced, marketed, and sold. If we are unable to obtain additional financing or generate license or product revenue, the lack of liquidity could have a material adverse effect on our company.

Cash Flows

The following table summarizes our cash flows for the period presented (in thousands):

	Six Months Ended June 30, 2025	Period from June 18, 2024 (Inception) Through June 30, 2024
Net cash used in operating activities	$(38,916)	$—
Net cash used in investing activities	$(136)	—
Net cash provided by financing activities	190,608	—
Net increase in cash and cash equivalents	$151,556	$—

Net Cash Used in Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $38.9 million, which was primarily attributable to a net loss of $70.3 million, partially offset by non-cash charges of $27.9 million and changes in operating assets and liabilities of $3.5 million. Non-cash charges consisted of a $21.6 million increase in the fair value of convertible notes payable and $6.4 million increase in stock-based compensation expense. Net cash provided by changes in our operating activities consisted of a $4.9 million increase in accounts payable and a change of $2.9 million related to accrued expenses and other current liabilities, partially offset by a $3.1 million decrease in related party accrued expenses and other current liabilities and a $1.4 million increase in prepaid expenses. The increase in accounts payable, accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepaid research and development expenses with our contract research organization as well as prepaid contracts for our Directors and Officers liability insurance.

Net Cash Used in Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $0.1 million, which was driven by purchases of leasehold improvements related to the lease of our Canadian office space.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $190.6 million, which primarily related to the $205.0 million in gross proceeds from the Pre-Closing Financing partially offset by $14.5 million of deferred offering costs.

Future Funding Requirements

To date, we have not generated any revenue from product sales. We do not expect to generate revenue from product sales unless and until we successfully complete preclinical and clinical development of, receive regulatory approval for, and commercialize a product candidate. We do not know when, or if, that will occur. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and studies and initiate clinical trials. In addition, if we obtain regulatory approval for any programs, we expect to incur significant expenses related to product sales, marketing, and distribution to the extent that such sales, marketing and distribution are not the responsibility of potential collaborators. Additionally, in conjunction with the Merger and going public, we expect to incur additional costs associated with operating as a public company.

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our existing and future research and development and discovery-related development of our JADE-001, JADE-002 and JADE-003 programs, including potential expansion into additional indications;
•
the scope, progress, results and costs of additional research programs and product candidates and discovery-related activities and preclinical studies for those programs;
•
our ability to successfully file investigational new drug applications or comparable foreign applications and obtain authorization to commence our planned clinical trials or future clinical trials;
•
the costs of enrollment and successful completion of clinical trials;
•
the costs necessary to pursue positive results from our future clinical trials that support a finding of safety and effectiveness, an acceptable risk-benefit profile in the intended populations and a competitive efficacy, safety and half-life profile;
•
the costs of hiring research and development, clinical, manufacturing and commercial personnel;
•
the costs of adding operational, financial and management information systems and personnel;
•
the costs necessary to obtain regulatory approvals, if any, for any approved products in the United States and other jurisdictions, and the costs of post-marketing studies that could be required by regulatory authorities in jurisdictions where approval is obtained;
•
the costs of developing, maintaining and enhancing sustainable, scalable, reproducible and transferable clinical and commercial-scale cGMP capabilities through a third-party or our own manufacturing facility for our programs;
•
the costs and timing of future commercialization activities, including establishing sales, marketing and distribution infrastructure to commercialize any product candidates, for any of our product candidates for which we receive regulatory approval;
•
the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, maintaining, expanding, enforcing, defending and protecting our intellectual property rights and protection or regulatory exclusivity for any products we may develop and defending any intellectual property-related claims;
•
the timing and payment of milestone, royalty or other payments we must make pursuant to our existing and potential future collaborations and licensing arrangements with third parties;
•
the costs we incur in maintaining business operations;
•
the costs associated with being a public company, including costs of audit, legal, regulatory and tax- related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor and public relations costs;

•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invests in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

Identifying potential programs and product candidates and conducting preclinical studies and clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our programs, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute ownership interests.

If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourself.

As of June 30, 2025 we had cash and cash equivalents of $220.9 million. We expect that our existing cash and cash equivalents, together with the proceeds from the Pre-Closing Financing, will be sufficient to fund our operating plans for at least twelve months from the issuance of the condensed consolidated financial statements for the six months ended June 30, 2025. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, CMOs, and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of June 30, 2025. See Notes 10, 11, and 12 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Vancouver, Canada, and other commitments, including the commitments under the Paragon Option Agreement and JADE-001 License Agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues recognized and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and the related notes thereto beginning on page F-22 of Aerovate's definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on March 24, 2025 and declared effective on March 25, 2025, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.

Research and Development Contract Costs Accruals

We record the costs associated with research studies and manufacturing development as incurred. These costs are a significant component of our research and development expenses, with a substantial portion of our ongoing research and development activities conducted by third-party service providers, including contract research organizations and contract manufacturing organizations, and our related party, Paragon.

We accrue for expenses resulting from obligations under Paragon Option Agreement between Paragon, Parade, and us and agreements with Contract Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”), and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations. As of June 30, 2025, we have not experienced any material deviations between accrued and actual research and development expenses.

Stock-Based Compensation

We measure stock-based awards granted to employees, directors, and non-employees in the form of stock options to purchase shares of our common stock, based on their fair value on the date of the grant using the Black-Scholes model. We measure restricted common stock awards using the difference, if any, between the purchase price per share of the award and the fair value of our common stock at the date of grant. Compensation expense for those awards is recognized using the straight-line method over the requisite service period, which is generally the vesting period of the respective award for employees. Compensation expense for awards to non-employees with service-based vesting conditions is recognized in the same manner as if we had paid cash in exchange for the goods or services, which is generally over the vesting period of the award. We account for forfeitures as they occur. We classify our stock-based compensation expenses in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

The Black-Scholes model uses inputs that are determined by our board of directors on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards and our expected dividend yield. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate our expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 8 to our unaudited condensed consolidated financial statements for information concerning certain of the specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.

Determination of Fair Value of Common Stock

A public trading market for our common stock has been established in connection with the completion of the Merger and the Nasdaq listing of our common stock. As such, it is no longer necessary for our board of directors to estimate the fair value of our share awards in connection with our accounting for granted share-based awards or other such awards we may grant, as the fair value of our common stock and share-based awards is determined based on the quoted market price of our common stock.

Prior to the Merger, our pre-Merger common stock valuations were prepared by a third-party valuation firm using a hybrid method, including an option pricing method (“OPM”). The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceed the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. The hybrid method is a probability-weighted expected return method (“PWERM”), where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for a company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if our pre-Merger common stock valuations had used significantly different assumptions or estimates, the fair value of our pre-Merger incentive shares and our share-based compensation expense could have been materially different.

Convertible Notes

Immediately prior to the effective time of the Merger, shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants were issued pursuant to the conversion of the Convertible Notes based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of June 30, 2025, there are no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Jade Common Stock and 4,289,744 Jade pre-funded warrants.

Prior to the Closing, we accounted for our Convertible Notes under Accounting Standard Codification (“ASC”) No. 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, the election can be made at the inception of a financial instrument to account for the instrument under ASC No. 825, Fair Value Measurements and Disclosures (Including the Fair Value Option) (“ASC 825” and the “Fair Value Option”). We performed an analysis of all of the terms and features of the Convertible Notes and have elected to address simplification and cost-benefit considerations to use the Fair Value Option to account for the Convertible Notes as we have identified embedded derivatives, such as automatic conversion upon closing of the Next Equity Financing and automatic conversion upon the event of a Corporate Transaction, both of which required bifurcation and separate accounting. The Convertible Notes were remeasured at fair value at each balance sheet date until conversion. Changes to the fair value of the Convertible Notes were recorded in other expense in the condensed consolidated statement of operations and comprehensive loss. There were no changes in fair value caused by instrument-specific credit risk. The analysis of the fair value of the Convertible Notes contained inherent assumptions related to the market interest rate, instrument-specific credit risk, the probability of alternate financing, change of control, initial public offering, maturity extension, and payment at original maturity. Due to the use of significant unobservable inputs, the overall fair value measurement of the Convertible Notes were classified as Level 3 while the Convertible Notes were outstanding.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact Jade’s financial position, results of operations or cash flows is disclosed in Note 2 to our condensed consolidated financial statements as of June 30, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should consider carefully the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q. We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risk Factor Summary

The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in the “Risk Factors” section below. Please carefully consider all the information in this Form 10-Q, including the full set of risks set forth in the “Risk Factors” section below, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our company.

•
We are a preclinical stage biotechnology company with a limited operating history on which to assess our business; we have not initiated, conducted or completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.
•
We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.
•
We expect to continue to incur losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale, have not generated any revenue from our product candidates and may never generate revenue or become profitable.
•
We face competition from entities that have developed or may develop product candidates for the diseases addressed by our product candidates.
•
JADE101, JADE201 and our JADE-003 program are in the preclinical stage of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
We are substantially dependent on the success of JADE101, and our anticipated clinical trials of such product candidate may not be successful.
•
If we do not achieve our projected development objectives in the time frames we announce and expect, the commercialization of our product candidates may be delayed, which may harm our reputation and prospects, increase our expenses and cause our stock price to decline;
•
Our approach to the discovery and development of our product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.
•
Preclinical and clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

•
We may find it difficult to enroll patients in our clinical trials given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling patients in our JADE101 clinical trials or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
•
Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.
•
We rely on collaborations and licensing arrangements with third parties, including Paragon Therapeutics, Inc. (“Paragon”). If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.
•
We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.
•
We rely on the use of third-party contract manufacturing organizations (“CMOs”) to manufacture our product candidates, and we expect to continue to rely on third-party CMOs to produce our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.
•
In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.
•
We may be subject to intellectual property lawsuits or may need to file lawsuits to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.
•
The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.
•
Litigation costs and the outcome of litigation could have a material adverse effect on our business.
•
The market price of our common stock has been and is expected to continue to be volatile.
•
We are governed by Nevada law and our articles of incorporation and bylaws, provisions of which have anti-takeover implications.
•
Because our articles of incorporation and bylaws limit the court in which you may bring an action against us, you may have difficulty obtaining a favorable judicial forum or you may incur more expense enforcing any rights which you may claim.
•
Conflicts of interest may arise between us and Paragon or us and Fairmount Funds Management LLC (“Fairmount”).
•
Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a preclinical stage biotechnology company with a limited operating history on which to assess our business; we have not initiated, conducted or completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.

We are a preclinical stage biotechnology company with limited operating history. Since our inception, we have incurred operating losses with no corresponding revenue and have utilized substantially all of our resources to identify, license and develop our product candidates, organize and staff our company and provide other general and administrative support for our operations. We have no significant experience as a company in initiating, conducting or completing preclinical studies or clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies or clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a clinical or commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with an early research and development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We may not be successful in such a transition.

We will require substantial additional capital to finance our operations in the future. If we are unable to raise such capital when needed, or on acceptable terms, we may be forced to delay, reduce and/or eliminate one or more of our development programs or future commercialization efforts.

Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical studies and clinical trials of, and seek regulatory approval for our product candidates, advance discovery efforts with respect to our research and development programs, and advance any future programs and product candidates that we may license. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to or more expansive than those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develops. Our future capital requirements depend on many factors, including but not limited to:

•
the scope, design, progress, results and costs of discovery, preclinical and clinical development for our product candidates;
•
the cost and timing of completion of clinical and commercial-scale manufacturing activities;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining, defending and enforcing our intellectual property and proprietary rights, and defending intellectual property-related claims, including claims of infringement, misappropriation or other violations of third-party intellectual property;
•
the costs, timing and outcome of the regulatory review of our product candidates and obtaining the requisite regulatory approvals;
•
the costs of our future commercialization activities, either on our own or in collaboration with others, including product sales, marketing, manufacturing, and distribution for any product candidate for which we receive regulatory approval;
•
the revenue, if any, received from commercial sales of product candidates for which we receive regulatory approval;
•
the success of our current or future collaborations, including our collaboration with Paragon pursuant to the Antibody Discovery and Option Agreement (as amended, the “Paragon Option Agreement”) with Paragon and Parade Biosciences Holding LLC (“Parade”) and our current and any future license agreements we enter into with Paragon;

•
Our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the extent to which we acquire or in-license products, intellectual property and technologies;
•
the costs of operational, financial and management information systems and associated personnel; and
•
the costs of operating as a public company.

As a result, we will require substantial additional funding to continue our operations. As of June 30, 2025, we had $220.9 million of cash and cash equivalents. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our unaudited condensed consolidated financial statements for the three months ended June 30, 2025 were issued. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our stockholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

We expect to continue to incur losses for the foreseeable future and may not be able to achieve or sustain profitability in the future. We have no products approved for sale, have not generated any revenue from our product candidates and may never generate revenue or become profitable.

Investment in biotechnology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risks that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale, have not generated any revenue from product sales to date, and continue to incur significant research and development and other expenses related to our ongoing operations. We do not expect to generate product revenue unless or until we successfully complete preclinical and clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. If we are unable to raise sufficient additional capital to advance a product candidate to commercialization or generate sufficient revenue through the sale of any approved products, we may be unable to continue operations without additional funding.

We have incurred significant net losses in each period since we commenced operations in June 2024. We generated net losses of $47.0 million for the period from June 18, 2024 (inception) to December 31, 2024. For the three months ended June 30, 2025, we had net losses of $32.1 million. As of June 30, 2025, we had an accumulated deficit of $117.3 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance our existing and future product candidates through preclinical and clinical development, including potential expansion into additional indications;
•
seek to identify additional product candidates;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
seek, obtain and maintain regulatory and regulatory approvals for our product candidates;

•
seek to identify, establish and maintain additional collaborations and license agreements;
•
make milestone payments to Paragon under the Paragon Option Agreement and the License Agreement with Paragon relating to the JADE-001 research program (the “JADE-001 License Agreement”), and under any additional future collaboration or license agreements that we enter into;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any drug products for which we may obtain regulatory approval, either on our own or in collaboration with others;
•
generate revenue from commercial sales of product candidates for which we receives regulatory approval, if any;
•
hire additional personnel including research and development, clinical and commercial personnel;
•
adds operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-licenses products, intellectual property and technologies;
•
establish clinical and commercial-scale current good manufacturing practices (“cGMP”) capabilities through a third-party or our own manufacturing facility; and
•
operate as a public company.

In addition, our expenses will increase if, among other things, we are required by the FDA or other regulatory authorities to perform clinical trials or studies in addition to, or different than, those that we currently anticipate, there are any delays in completing our clinical trials or the development of any of our product candidates, or there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

Even if we obtain regulatory approval for, and are successful in commercializing, one or more of our product candidates, we expect to incur substantial additional research and development and other expenditures to develop and market additional product candidates and/or to expand the approved indications of any marketed product. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Our failure to become profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business and/or continue our operations. A decline in the value of our stock could also cause stockholders to lose all or part of their investment.

Risks Related to Our Discovery, Development and Commercialization

We face competition from entities that have developed or may develop product candidates for the diseases addressed by our product candidates.

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, including Biogen Inc., Biohaven, Ltd., Calliditas Therapeutics AB, Climb Bio, Inc., Novartis AG, Otsuka Pharmaceutical Co., Ltd., Takeda Pharmaceutical Company Limited, Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Vertex Pharmaceuticals Incorporated, as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

Our competitors have developed or are developing, and may in the future develop, product candidates or products competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any potential new treatments, including those currently under clinical development. Our success will depend partially on our ability to develop and commercialize products that have a competitive safety, efficacy, dosing and/or presentation profile. Our commercial opportunity and success will be reduced or eliminated if competing products are safer, more effective, have a more attractive dosing profile or presentation or are less expensive than the products we develop, or if our competitors develop competing products or biosimilars that enter the market more quickly than we do and are able to gain market acceptance. Conversely, the lack of commercial success of other competing therapies may raise concerns about the financial viability of our product candidates.

In addition, because of the competitive landscape for autoimmune indications, including IgA nephropathy (“IgAN”), we may also face competition for establishing trial sites and clinical trial enrollment. Patient enrollment will depend on many factors, including if potential clinical trial patients choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for product candidates that are under development for the same indications as our product candidates. An increase in the number of approved products for the indications we are targeting with our product candidates will likely further exacerbate this competition. Our inability to enroll a sufficient number of patients could, among other impacts, delay our development timeline, which may further harm our competitive position.

JADE101, JADE201 and our JADE-003 program are in the preclinical stage of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no commercially approved products, and JADE101, JADE201 and our JADE-003 program are in the preclinical stage of development and have not been tested in humans. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to initiate or complete any clinical trials, obtain regulatory approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of any product candidate, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of the product candidate.

We or our collaborators may experience delays in initiating or completing preclinical studies or clinical trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future preclinical studies or clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

•
regulators, such as the FDA, institutional review boards (“IRBs”) or comparable foreign regulatory authorities may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective clinical research organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites may deviate from the trial protocol, fail to conduct trials in a compliant manner or drop out of a trial, which may require that we add new clinical trial sites or investigators or otherwise negatively impact the timing or integrity of our clinical trial(s);
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon a product development program;
•
the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, especially if regulatory bodies require completion of non-inferiority or superiority trials, enrollment in these clinical trials may be slower than we anticipate or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or suffer other quality or performance issues that negatively impact the timing or integrity of our clinical trial(s);
•
we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;
•
the cost of clinical trials of any of our product candidates may be greater than we anticipate;
•
the quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be inadequate to initiate or successfully complete a given clinical trial;
•
we may be unable to manufacture sufficient quantities of our product candidates for use in clinical trials;
•
reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
•
we may fail to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidates as well as data emerging from other therapies in the same class as our product candidates; and
•
the FDA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States, such as New Zealand, is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trials may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including countries in the EU.

We may not have the financial resources to continue development of our product candidates if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, our product candidates. We or our current or future collaborators’ inability to complete development of, or commercialize our product candidates, or significant delays in doing so, could have a material and adverse effect on our business, financial condition, results of operations and prospects.

We are substantially dependent on the success of JADE101, and our anticipated clinical trials of such program may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, JADE101. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We anticipate initiating a Phase 1 clinical trial of JADE101 in healthy volunteers in New Zealand in the third quarter of 2025. The success of JADE101 is dependent on observing suppression of IgA levels and improved pharmacokinetic properties compared to other anti-APRIL monoclonal antibody product candidates in clinical development. This is based in part on the assumption that the increased in vitro potency and improved pharmacokinetics observed in non-human primates (“NHPs”) will translate into a suppression of IgA levels and improved pharmacokinetic properties of JADE101 in humans, resulting in a more convenient dosing regimen. To the extent we do not observe this suppression of IgA levels or improved pharmacokinetic properties when we dose humans with our product candidates, it would significantly and adversely affect the clinical and commercial potential of JADE101.

Our product candidates will require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote these product candidates, or any other product candidates, before we receive regulatory approval from the FDA and comparable foreign regulatory authorities, and we may never receive such regulatory approvals.

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, potential threats from the intellectual property rights of third parties and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval and commercializing JADE101, JADE201 or other future product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development objectives in the time frames we announce and expect, the commercialization of our product candidates may be delayed which may harm our reputation and prospects, increase our expenses and, cause our stock price to decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the initiation of our Phase 1 clinical trial of JADE101 in healthy volunteers and generation of mechanistic clinical proof-of-concept data, as well as the timing for receipt of clinical data and submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

The target patient population for the treatment of IgAN is small and has not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.

Our estimates of both the number of patients who have IgAN, as well as the subset of patients with the disease in a position to receive treatment from JADE101 (i.e., those with proteinuria > 0.5g/day), if approved, are based on our beliefs, and these estimates may prove to be incorrect. These estimates have been derived from a variety of sources, including scientific literature, input from physicians that treat patients with the diseases we are targeting, patient foundations and secondary market research databases. For example, our estimates of the prevalence of IgAN in certain geographies are based in part on the published prevalence of IgAN among patient populations in the United States split across ethnicities, and our own analyses of prevalence in Europe, and on published disease incidence rates for certain geographies and estimated for the populations of such geographies. Further, new studies may change the estimated incidence or prevalence of IgAN, and any regulatory approvals that we may receive for JADE101 may include limitations for use or contraindications that decrease the addressable patient population. Accordingly, our target patient populations may turn out to be lower than expected, in which case the potential revenues from sales of our product candidates, if approved, would be lower than expected.

Our approach to the discovery and development of our product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of our product candidates leverages well-established mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies, including increased binding affinity. Our product candidates are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop product candidates using half-life extension technologies and to enhance efficacy through improved binding affinity, including monoclonal antibodies, is ongoing and may not result in viable product candidates. We have limited clinical data on product candidates utilizing monoclonal antibody half-life extension technologies, especially in autoimmune indications, demonstrating whether they are safe or effective for long-term treatment in humans. We also have no clinical data to indicate whether our modifications to enhance binding affinity translate into improved efficacy in humans. The long-term safety and efficacy of our product candidates compared to currently approved products is unknown.

We may ultimately discover that utilizing half-life extension technologies for our specific targets and indications and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data regarding the increased half-life properties of our product candidates and the same results may not be seen in humans. In addition, product candidates using half-life extension technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development.

In addition, other companies are developing drug products that utilize half-life extension technology in other targets and indications. The failure of those companies to demonstrate the safety and efficacy of their product candidates may be harmful to our business, financial condition, results of operations and prospects.

In addition, we may in the future seek to discover and develop product candidates that are based on novel targets and technologies that are unproven. If our discovery or business development activities fail to identify novel targets or technologies for drug development, or such targets or technologies prove to be unsuitable for treating human disease, we may not be able to develop viable additional product candidates. We and our existing or future collaborators may never receive approval to market and commercialize any product candidate. Even if we or an existing or future collaborator obtains regulatory approval, the approval may be for targets, disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. If the products resulting from our product candidates prove to be ineffective, unsafe or commercially unviable, our product candidates and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Preclinical and clinical development involves a lengthy and expensive process that is subject to delays and with uncertain outcomes, and results of earlier studies and trials may not be predictive of future clinical trial results. If our preclinical studies and clinical trials are not sufficient to support regulatory approval of any of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of such product candidate.

Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of NHPs to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. While we currently do not anticipate that this shortage will materially impact our costs or timelines, a continuing or future shortage could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly or result in delays to our development timelines. Furthermore, a failure of one or more clinical trials can occur at any clinical trial phase. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. In addition, we expect to rely on patients to provide feedback on measures such as measures of disease and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. We plan to use the data from our planned Phase 1 trial of JADE101 in healthy volunteers to support additional clinical trials. However, there is no guarantee the data from such Phase 1 trial will support additional trials. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive or if there are safety concerns, our business and results of operations would be adversely affected.

We may find it difficult to enroll patients in our clinical trials given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling patients in our JADE101 clinical trials or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until our conclusion. In particular, as a result of the inherent difficulties in diagnosing IgAN, an indication with relatively small patient populations, and the significant competition for recruiting patients with IgAN in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, because we are initially focused on developing product candidates for indications for which there is significant competition for recruiting patients, we may encounter similar challenges for patient enrollment when we commence clinical programs for additional product candidates in the future. Further, there are three recently approved products for the treatment of IgAN, and patients may decide, or physicians may recommend, to use such approved treatments instead of enrolling in clinical trials.

The enrollment of patients in future trials for any of our product candidates will depend on many factors, including:

•
size and nature of the patient population;
•
severity of the disease under investigation;
•
availability and efficacy of approved drugs for the disease under investigation;
•
patient eligibility and exclusion criteria for the trial in question;
•
patients’ and clinicians’ perceived risks and benefits of the product candidate under study;
•
if patients choose to enroll in clinical trials, rather than using approved products, or if our competitors have ongoing clinical trials for product candidates that are under development for the same indications as our product candidates, and patients instead enroll in such clinical trials;
•
efforts to facilitate timely enrollment in clinical trials;
•
patient referral practices of physicians;
•
the ability to monitor patients adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective patients; and
•
continued enrollment of prospective patients by clinical trial sites.

Additionally, the number of patients required for clinical trials of our product candidates may be larger than we anticipate, especially if regulatory bodies require the completion of non-inferiority or superiority trials. Even if we are able to enroll a sufficient number of patients for our future clinical trials, we may have difficulty maintaining patients in our clinical trials. Our inability to enroll or maintain a sufficient number of patients would result in significant delays in completing clinical trials or receipt of regulatory approvals and increased development costs or may require us to abandon one or more clinical trials altogether, which could cause our value to decline, limit our ability to obtain additional financing and otherwise harm our prospects.

Preliminary, “topline” or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures.

Any preliminary or topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and of us as a company. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our future clinical trials or those of our current or future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We have not yet initiated any clinical trials in humans. If significant adverse events or other side effects are observed in any of our future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, although anti-APRIL monoclonal antibodies have been generally well tolerated in clinical trials to date, two cases of decreased Immunoglobulin G (“IgG”) levels to a threshold requiring dosing interruption mandated by the protocol were reported by Chinook Therapeutics in the ADU-CL-19 study, an ongoing phase 1/2 trial investigating BION-1301 (zigakibart) in patients with IgAN (NCT03945318). Infections were not reported in the patients with low IgG levels; however, low IgG levels are a known risk factor for increased infection risk. Because JADE101 will have a similar mechanism of action, it is possible that patients in our future clinical trials could exhibit decreased IgG levels, which could lead to infections. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to our tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

In addition, even if we successfully advance our product candidates or any future product candidate through clinical trials, such trials will only include a limited number of patients and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate after approval. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of using our product candidates over a multi-year period.

If any of the foregoing events occur or if one or more of our product candidates prove to be unsafe, our entire pipeline could be affected, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may expend our limited resources to pursue a particular program and fail to capitalize on programs that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused primarily on our initial program, JADE-001. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we select product candidates amongst a variety of potential product candidates from Paragon, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control. There are three recently approved products and product candidates in later stages of development for the treatment of IgAN, including Tarpeyo® and Filspari®, both of which lead to modest benefits on kidney function. Similarly, results from Fabhalta® provide support for the ability of anti-inflammatory drugs to reduce the rate of IgAN kidney damage. However, JADE101 is designed to block the activity of APRIL and incorporate advanced antibody engineering to optimize half-life of antibodies targeting IgAN; to date, no such disease-modifying therapy that depletes pathogenic IgA and stabilizes kidney function has been approved by the FDA for the treatment of IgAN, though several such agents are in advanced clinical development. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates anti-APRIL antibodies and half-life extension for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, although we believe that the improved dosing and convenience we expect our product candidates to provide will improve market acceptance of such product candidates and that our candidates will have a competitive efficacy profile, our predictions may not be accurate and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Certain of our programs may compete with our other programs, which could negatively impact our business and reduce our future revenue.

We are developing JADE101 for the treatment of IgAN and intend to develop JADE201 and our JADE-003 program for other autoimmune indications, and we may in the future develop programs for additional autoimmune indications. However, developing multiple product candidates for autoimmune indications may negatively impact our business if the product candidates compete with each other. For example, if multiple product candidates are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

We plan to conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We currently intend to conduct our Phase 1 clinical trial of JADE101 in New Zealand, and we may choose to conduct one or more of our future clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on our determination that the trials also complied with all applicable U.S. laws and regulations. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States, New Zealand or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

Further, conducting international clinical trials presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs that could restrict or limit our ability to conduct our clinical trials, the administrative burdens of conducting clinical trials under multiple sets of foreign regulations, foreign exchange fluctuations, diminished protection of intellectual property in some countries, as well as political and economic risks relevant to foreign countries.

Risks Related to Our Reliance on Third Parties

We rely on collaborations and licensing arrangements with third parties, including Paragon. If we are unable to maintain these collaborations or licensing arrangements, or if these collaborations or licensing arrangements are not successful, our business could be negatively impacted.

We rely on our collaboration with a third party, Paragon, for a substantial portion of our discovery capabilities and for the rights necessary to develop and commercialize our product candidates. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the JADE-001 License Agreement with Paragon. However, Paragon could terminate the agreement under certain circumstances, including our failure to make any payments owed to Paragon under the agreement or any uncured material breach of the JADE-001 License agreement by us, in which event we may lose intellectual property rights and may not be able to develop or commercialize the products covered by that agreement, including JADE101.

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the Board and beneficially owns more than 5% of Paragon.

Collaborations or licensing arrangements that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators or licensors. If any of our collaborators or licensors experiences delays in performance of, or fails to perform, our obligations under our agreement with us, disagrees with our interpretation of the terms of such agreement or terminates their agreement with us, our pipeline and product candidates and development timeline could be adversely affected. If we fail to comply with any of the obligations under our collaborations or license agreements, including payment terms and diligence terms, our collaborators or licensors may have the right to terminate such agreements, in which event we may lose intellectual property rights and may not be able to develop, manufacture, market or sell the products covered by our agreements or may face other penalties under our agreements. Our collaborators and licensors may also fail to properly maintain or defend the intellectual property we have licensed from them, if required by our agreement with them, leading to the potential invalidation of our intellectual property, or they may even infringe upon our intellectual property rights, any of which could subject us to litigation or arbitration, which would be time-consuming and expensive and could harm our ability to commercialize our product candidates. In addition, collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates and products if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.

As part of our strategy, we plan to evaluate additional opportunities to enhance our capabilities and expand our development pipeline or add development or commercialization capabilities. We may not realize the benefits of such collaborations, alliances or licensing arrangements. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business.

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies may be unwilling to assign or license rights to us, whether they perceive us to be a competitor or for other reasons. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations and does not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

Risks associated with the in-licensing or acquisition of product candidates could cause substantial delays in the preclinical and clinical development of our product candidates.

We have relied and continues to rely on Paragon, and expect to rely on our future licensing partners, to (i) conduct research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, (ii) accurately report the results of all preclinical trials conducted prior to our licensing or acquisition of the relevant product candidates and (iii) correctly collect and interpret the data from these trials. If the research and development processes or the results of the development programs prior to our licensing or acquisition of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from such product candidates, if approved.

We may also acquire or in-license additional product candidates for preclinical or clinical development in the future as we continue to build our pipeline. The risks associated with acquiring or in-licensing product candidates could result in delays in the commencement or completion of our preclinical studies and clinical trials, if they are ever commenced or completed, and our ability to generate revenues from our product candidates may be delayed. Please see the section titled “Risk Factors - Risks Related to Our Intellectual Property - If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed” below for additional information regarding such risks.

We currently rely, and plan to rely in the future, on third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, contract testing labs and strategic partners, to conduct and support our preclinical studies and clinical trials under agreements with us. We will rely heavily on these third parties over the course of our preclinical studies and clinical trials, and we control only certain aspects of their activities. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third-party contractors and CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP. In addition, our clinical trials must be conducted with products manufactured in accordance with cGMP. Our failure to comply with these requirements may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws, and foreign equivalents.

Any third parties conducting our clinical trials will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our programs. These third parties may encounter challenges hiring and retaining sufficient qualified personnel or they may be involved in mergers, acquisitions or similar transactions and may have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could negatively affect their performance on our behalf and the timing thereof and could lead to products that compete directly or indirectly with our current or future product candidates. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates.

In addition, we plan to rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”), for formulation and manufacturing of our Phase 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. WuXi Biologics (Hong Kong) is a subsidiary or affiliate of WuXi Biologics, which was identified in the U.S. legislation proposed in 2024 known as the BIOSECURE Act as a biotechnology “company of concern.” The BIOSECURE Act as it was introduced in the House of Representatives in 2024 would have prohibited federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. It is uncertain whether the BIOSECURE Act will be proposed again in 2025. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we continue to use WuXi Biologics (Hong Kong) or other parties identified as “biotechnology companies of concern” beyond the grandfathering period. Foreign CMOs may be the target of U.S. legislation, including a new version of the BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, the United States government has imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if the BIOSECURE Act is again proposed in 2025 and becomes law, and one or more of our collaborators or vendors in China, including WuXi Biologics (Hong Kong), is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

We rely on the use of third-party CMOs to manufacture our product candidates, and we expect to continue to rely on third-party CMOs to produce our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a single source for our supply of JADE101 and recently entered into an agreement with a second supplier. If there should be any disruption in such supply arrangement before our second supplier begins supplying JADE101, including any adverse events affecting our sole supplier, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, or our future contract manufacturers, any current or future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the European Union (“EU Member States”) or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, intellectual property disputes or as a result of labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a commercially reasonable cost, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates.

Risks Related to Our Business and Operations

In order to successfully implement our plans and strategies, we will need to grow the size of our organization and we may experience difficulties in managing this growth.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of preclinical and clinical drug development, technical operations, clinical operations and regulatory affairs. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial personnel and systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team working together in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel.

We are highly dependent on our key personnel and anticipate hiring new key personnel. If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, Chief Scientific Officer and other key members of our leadership team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable foreign regulatory authority, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, if approved, and we cannot predict success in these jurisdictions. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. Moreover, even if we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to the risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Our market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain coverage and reimbursement and whether we own the commercial rights for that territory. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved.

Our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs, CMOs, suppliers and vendors acting for or on our behalf may engage in misconduct or other improper activities. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare laws and regulations, and laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Misconduct by these parties could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a code of conduct, but it is not always possible to identify and deter misconduct by these parties and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations.

Our internal information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants, third party service providers, or existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “Process”) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, “Sensitive Information”).

Despite the implementation of security measures in an effort to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party CROs, other contractors (including sites performing our clinical trials), third party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

Our remote workforce may create additional risks for our information technology systems and data because our employees work remotely and utilize network connections, computers, and devices working at home, while in transit and in public locations. Additionally, business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to Process Sensitive Information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on Processing Sensitive Information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We are subject to stringent and changing laws, regulations and standards, and contractual obligations relating to privacy, data protection, and data security. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We, and third parties we work with, are or may become subject to numerous domestic and foreign laws, regulations, and standards relating to privacy, data protection, and data security, the scope of which is changing, subject to differing applications and interpretations, and may be inconsistent among countries, or conflict with other rules. In addition, we are and may become subject to the terms of contractual obligations related to privacy, data protection, and data security. Our obligations may also change or expand as our business grows. The actual or perceived failure by us or third parties related to us to comply with such laws, regulations and obligations could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, result in litigation and liability, and otherwise cause a material adverse effect on our business, financial condition, and results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations may involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or commercialization efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

The rules governing U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our stockholders or us. We assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and JOBS Act (the “JOBS Act”) eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

We may acquire businesses, product candidates or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the FDIC insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank in March 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications and we in-license rights to JADE-001. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements and the Paragon Option Agreement and the JADE-001 License Agreement to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We do not currently own any patents, but have licensed certain patent rights from Paragon under the JADE-001 License Agreement and expect to in the future prosecute underlying intellectual property for the JADE-001 program and some or all of the in-licensed or owned product candidates that we develop. Paragon has filed provisional patent applications directed to anti-APRIL monoclonal antibodies, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including JADE101. Paragon has also filed provisional patent applications and intends to file one or more additional provisional patent applications relating to the JADE-002 program. However, we may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets or other intellectual property. Filing, prosecuting, maintaining and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications, and in-license our rights to JADE101. Our currently licensed or future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

In addition to seeking patents for some of our technology and product candidates, we may also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. We may need to share our proprietary information, including trade secrets, with future business partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or state actors and those affiliated with or controlled by state actors. In addition, while we undertake reasonable efforts to protect our trade secrets and other confidential information from disclosure, others may independently discover trade secrets and proprietary information, and in such cases, we may not be able to assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Lastly, if our trademarks and trade names are not registered or adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If we are unable to obtain or maintain necessary rights to our programs through acquisitions and in-licenses, our business may be materially harmed.

Because our development programs currently do and may in the future require the use of proprietary rights held by third parties, the growth of our business will depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our programs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain intellectual property rights we obtain in the future, we may have to abandon development of the relevant program, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we have the right to control prosecution, defense, maintenance and enforcement of patents in-licensed under the JADE-001 License Agreement once the trigger for transfer of prosecution control is met, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. For example, Paragon currently has the right to file patent applications and control prosecution with respect to any other inventions that may fall within the Paragon Option Agreement, including those that may apply to JADE-002 and JADE-003. If we, Paragon or any of our future licensors or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under the JADE-001 License Agreement following the point at which such control is assumed, we may still be adversely affected or prejudiced by actions or inactions of Paragon, additional licensees, or licensors and their counsel prior to the date upon which we assume control over patent prosecution. For example, prior to entering into the JADE-001 License Agreement, Paragon was responsible for the prosecution, defense, maintenance and enforcement of patents related to JADE-001. Subsequent to entering into such license agreement, we control patent prosecution over JADE-001 following the trigger for transfer of prosecution control to us.

Our future licensors may not be the sole and exclusive owners of all rights in the patents we may in-license. If other third parties have rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, manufacturing methods or future products or methods resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement, including (but not limited to): the scope of rights granted under the license agreement and other interpretation-related issues; whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement; our right to sublicense patents and other rights to third parties; our right to transfer or assign the license; the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners; and the priority of invention of patented technology. If we or our future licensors breach the terms of our license agreements, such breach may have a material adverse effect on our business and the commercialization efforts for our programs.

We may be subject to intellectual property lawsuits or may need to file lawsuits to protect our intellectual property, which could result in substantial costs and liability and prevent us from commercializing our potential products.

Because the intellectual property landscape in the biotechnology industry is rapidly evolving and interdisciplinary, it is difficult to conclusively assess our freedom to operate and guarantee that we can operate without infringing on or violating third party rights. If certain of our product candidates are ultimately granted regulatory approval, patent rights held by third parties could be alleged to render one or more of our product candidates infringing. If a third party successfully brings a claim against us, and our rights are not held invalid or unenforceable, we may be required to pay substantial damages, be forced to abandon any affected product candidate and/or seek a license from the patent holder. In addition, any intellectual property claims (e.g., patent infringement or trade secret misappropriation) brought against us, whether or not successful, may cause us to incur significant legal expenses and divert the attention of our management and key personnel from other business concerns. We cannot be certain that future patents, if filed and issued, owned or licensed by us will not be challenged by others, whether in the course of litigation or in agencies like the USPTO. Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise funds.

Competitors may infringe or otherwise violate our future patents, trademarks, copyrights or other intellectual property. To counter infringement or other violations, we may be required to file claims, which can be expensive and time-consuming. Any such claims could provoke these parties to assert counterclaims against us, including claims alleging that we infringe their patents or other intellectual property rights. In addition, in a patent infringement proceeding, a court or administrative body may decide that one or more of the patents we assert is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to prevent the other party from using the technology at issue on the grounds that our patents do not cover the technology. Similarly, if we assert trademark infringement claims, a court or administrative body may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such a case, we could ultimately be forced to cease use of such marks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

Further, we may be required to protect our future patents, if filed and issued, through procedures created to attack the validity of a patent at the USPTO. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

In addition, if our product candidates are found to infringe the intellectual property rights of third parties, these third parties may assert infringement claims against our future licensees or customers and other parties with whom we have business relationships and we may be required to indemnify those parties for any damages they suffer as a result of these claims, which may require us to initiate or defend protracted and costly litigation on behalf of licensees or other parties regardless of the merits of such claims. If any of these claims succeed, we may be forced to pay damages on behalf of those parties or may be required to obtain licenses for the products they use.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.

Our success will depend in part on our and our current and future licensors’ ability to obtain, maintain and enforce patent protection for our licensed intellectual property.

Our success will depend in part on our and our current and future licensors’ (including Paragon’s) ability to obtain, maintain and enforce patent protection for our licensed intellectual property. After entry into the JADE-001 License Agreement, and once the trigger for transfer of prosecution control is met, we control the prosecution, maintenance, enforcement and defense of JADE-001. Prior to entering into the license agreement, Paragon held such rights. We, Paragon and our future licensors may not successfully prosecute the patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we and our future licensors (including Paragon) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for any in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the biotechnology industry, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management and other employees. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States, including patent reform legislation such as the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first-to-file system in which, assuming that the other statutory requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, there have been proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to enforce our proprietary technology.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi (“Amgen”) recently held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided 26 exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims as broad as Amgen’s directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other precedential court decisions. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. In addition, the Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated.

Although we do not currently own any European patents or applications, if we obtain or license such patents and applications in the future, any such revocation and loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and products. Moreover, the controlling laws and regulations of the UPC will develop over time and may adversely affect our ability to enforce or defend the validity of any European patents we may obtain. We may decide to opt out from the UPC any future European patent applications that we may file and any patents we may obtain. If certain formalities and requirements are not met, however, such European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that future European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuities fees and various other governmental fees on patents and/or patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and/or patent application. The USPTO and various foreign governmental patent agencies also require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain any future patents and patent applications, if filed and issued, covering our product candidates, our competitive position would be adversely affected.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our products.

We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent, the patent’s prosecution history and in some cases certain extrinsic evidence of the meaning of terms in a claim. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products.

In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our future issued patents or our pending applications, if filed, or that we were the first to invent the technology. Our competitors may have filed, and may in the future file, patent applications covering our products or technology similar to ours. Any such patent application may have priority over our future patent applications or patents, if filed and issued, which could require us to obtain rights to issued patents covering such technologies.

We may become subject to claims challenging the inventorship or ownership of our patents, if issued, and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our future patents, if filed and issued, or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our programs or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and/or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our current or future licensors may have relied on third-party consultants or collaborators or on funds from third parties, such as the U.S. government, such that our licensors are not the sole and exclusive owners of the patents we in-licensed. If other third parties have ownership rights or other rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Patent terms may be inadequate to protect our competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from our earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Our technology licensed from various third parties may be subject to retained rights.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on Paragon’s ability to develop products that could be competitive with ours as more fully described in Note 10 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, these restrictions may not prevent the possible future license or development by Paragon of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and other comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, our product candidates, and our ability to generate revenue will be materially impaired.

The process of obtaining regulatory approvals, both in the United States and abroad, is unpredictable, expensive and typically takes many years following commencement of clinical trials, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. We cannot commercialize product candidates in the United States without first obtaining regulatory approval from the FDA. Similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Before obtaining regulatory approvals for the commercial sale of our product candidates, including JADE101 and JADE201, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for each targeted indication. Securing regulatory approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Further, our product candidates may not be effective, may be only moderately effective, may prove to have undesirable or unintended side effects, toxicities or other characteristics, or may fail to improve on the applicable standard of care, any of which may preclude our obtaining regulatory approval. The FDA and comparable foreign regulatory authorities have discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including: the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials; we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for our proposed indication; the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval; serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates; we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh our safety risks; the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials; the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials; the FDA or the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates; the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA or applicable foreign regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, this could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Since the start of President Trump’s administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA's ability to exercise its regulatory authority. If any actions impose constraints on the FDA's ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, the new administration and federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates.

We may not be able to meet requirements for the chemistry, manufacturing and control of our product candidates.

In order to receive approval of our products by the FDA and comparable foreign regulatory authorities, we must show that we and our contract manufacturing partners are able to characterize, control and manufacture our drug products safely and in accordance with regulatory requirements. This includes manufacturing the active ingredient, developing an acceptable formulation, manufacturing the drug product, performing tests to adequately characterize the formulated product, documenting a repeatable manufacturing process, and demonstrating that our drug products meet stability requirements. Meeting these chemistry, manufacturing and control requirements is a complex task that requires specialized expertise. If we are not able to meet the chemistry, manufacturing and control requirements, we may not be successful in getting our products approved.

Our product candidates for which we intend to seek approval as biologics may face competition from biosimilars sooner than anticipated.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product.

We believe that any of our product candidates approved as biologics under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

Even if we receive regulatory approval of our product candidates, we will be subject to extensive ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Comparable foreign regulatory authorities may impose similar requirements. In addition, if the FDA or comparable foreign regulatory authorities approve our product candidates, our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export will be subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct following approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs. If we or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing, delays or restrictions on our ability to conduct clinical trials or delays or refusal to grant a marketing authorization, including full or partial clinical holds on ongoing or planned trials, restrictions on the manufacturing process, warning or untitled letters, civil and criminal penalties, injunctions, product seizures, detentions or import bans, suspension, withdrawal or variation of any marketing authorization that has been granted, voluntary or mandatory publicity requirements and imposition of restrictions on operations, including costly new manufacturing requirements. Similar penalties may apply in case of failure by us or by any of our third-party partners, including suppliers, manufacturers and distributors, to comply with FDA and EU laws and the related national laws of individual EU Member States and other applicable regulatory authorities governing the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of a marketing authorization, statutory health insurance, bribery and anti-corruption or other applicable regulatory requirements, including administrative, civil or criminal penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

Disruptions at the FDA, the SEC and other government agencies and regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We may face difficulties from healthcare and regulatory legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Even if we are able to commercialize any product candidates, due to unfavorable pricing regulations and/or third-party coverage and reimbursement policies, we may not be able to offer such product candidates at competitive prices, which would seriously harm our business.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Governmental regulation of the import or export of our drug candidates, or our failure to obtain any required import or export authorization for our candidates, when applicable, could harm international operations. Furthermore, export control laws and economic sanctions prohibit the provision of certain items, technology, and services to countries, governments, and persons targeted by sanctions programs. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to or from recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly EU Member States, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a therapeutic. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced EU Member States, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we or future collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

If we seek and are unable to obtain accelerated approval, the amount, size and duration of our clinical trials could be greater than planned, which could increase the expense, reduce the likelihood, and/or delay the timing of obtaining necessary regulatory approvals. Even if we receive accelerated approval, if confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-approval requirements, such authorities may withdraw accelerated approval.

We may seek accelerated approval, or other expedited development, review or approval status, for our product candidates. Even if granted, there is no guarantee that receiving an expedited development, review or approval status from the FDA will lead to a faster development or regulatory review or approval process, and such status does not increase the likelihood that our product candidates will ultimately receive marketing approval. The FDA may grant accelerated approval to a product designed to treat a serious or life-threatening condition that provides meaningful therapeutic advantage over available therapies and demonstrates an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. If we choose to pursue accelerated approval, there can be no assurance that the FDA will agree that our proposed primary endpoint is an appropriate surrogate endpoint. Similarly, there can be no assurance that after subsequent FDA feedback that we will continue to pursue accelerated approval or any other form of expedited development, review, or approval, even if we initially decide to do so. Furthermore, if we submit an application for accelerated approval, there can be no assurance that such application will be accepted or that approval will be granted on a timely basis, or at all. The FDA also could require us to conduct further studies or trials prior to considering our application or granting approval of any type. We might not be able to fulfill the FDA’s requirements in a timely manner, which would cause delays, or approval might not be granted because our submission is deemed incomplete by the FDA. Accelerated approval may be contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s predicted effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA may require that any such confirmatory study be initiated or substantially underway prior to the submission of an application for accelerated approval. Even if we receive accelerated approval from the FDA, we will be subject to rigorous post-approval requirements, including submission to the FDA of all promotional materials prior to their dissemination. The FDA could withdraw accelerated approval for multiple reasons, including our failure to conduct any required post-approval study with due diligence, or the inability of such study to confirm the drug’s predicted clinical benefit relative to its risks. A failure to obtain accelerated approval or any other form of expedited review or approval for a product candidate could result in a longer time period prior to commercializing such product candidate, increase the cost of development of such product candidate, and harm our competitive position in the marketplace. Comparable considerations apply outside of the United States.

General Risk Factors

We may become exposed to costly and damaging liability claims, when testing a product candidate in the clinical stage or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of pharmaceutical products. While we currently have no products that have been approved for commercial sale, the future use of a product candidate in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims may be made by patients that use the product or product candidate, healthcare providers, pharmaceutical companies, or others selling such product. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially and adversely affect the market for our products or any prospects for commercialization of our products. Although we intend to obtain product liability insurance for our future clinical trials, it is possible that our liabilities could exceed our insurance coverage or that in the future we may not be able to maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy any liability that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Litigation costs and the outcome of litigation could have a material adverse effect on our business.

From time to time, we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, securities litigation, employment matters, security of patient and employee personal information, contractual relations with collaborators and licensors and intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business could be adversely affected by economic downturns, inflation, fluctuating interest rates, natural disasters, public health crises, political crises, geopolitical events, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, we and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Uncertainty and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The Federal Reserve has raised interest rates multiple times in recent years in response to concerns about inflation and it may raise them again. High interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We may in the future experience disruptions as a result of such macroeconomic conditions, including delays or difficulties in initiating or expanding clinical trials and manufacturing sufficient quantities of materials. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

Risks Related to the Ownership of Our Common Stock

The market price of our common stock has been and is expected to continue to be volatile.

The market price of our common stock has been and is expected to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of clinical trials and preclinical studies of our product candidates, or those of our competitors or our existing or future collaborators;
•
failure to meet or exceed financial and development projections we may provide to the public;
•
failure to meet or exceed the financial and development projections of the investment community;
•
if we do not achieve the perceived benefits of our recent merger as rapidly or to the extent anticipated by financial or industry analysts;
•
announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;
•
actions taken by regulatory agencies with respect to our product candidates, clinical studies, manufacturing process or sales and marketing terms;
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
•
additions or departures of key personnel;
•
significant lawsuits, including patent or stockholder litigation;
•
if securities or industry analysts do not publish research or reports about our business, or if they issue adverse or misleading opinions regarding our business and stock;
•
changes in the market valuations of similar companies;
•
general market or macroeconomic conditions or market conditions in the pharmaceutical and biotechnology sectors;
•
sales of securities by us or our securityholders in the future;
•
if we fail to raise an adequate amount of capital to fund our operations or continued development of our product candidates;
•
trading volume of our common stock;
•
announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;
•
the introduction of technological innovations or new therapies that compete with our products and services; and
•
period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, a recession, depression or other sustained adverse market event could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results, financial condition and cash flows.

We are governed by Nevada law and our articles of incorporation and bylaws, provisions of which have anti-takeover implications.

We and our organizational documents are governed by Nevada law. Chapter 78 of the Nevada Revised Statutes contains provisions that may enable our board of directors to discourage, delay or prevent a change in our ownership or in our management. The combinations with interested stockholders provisions of the Nevada Revised Statutes, subject to certain exceptions, restrict our ability to engage in any combination with an interested stockholder for two years after the date a stockholder becomes an interested stockholder, unless either, prior to the stockholder becoming an interested stockholder, our board of directors approved the combination or transaction by which the stockholder first became an interested stockholder or the combination is approved by our board of directors and at least 60% of the outstanding voting power, excluding shares beneficially owned by the interested stockholder, its affiliates and associates. If the combination or acquisition was not so approved prior to the stockholder becoming an interested stockholder, the interested stockholder may effect a combination after the two-year period only if either the stockholder receives approval from at least a majority of the outstanding voting power, excluding shares beneficially owned by the interested stockholder, its affiliates or associates, or the consideration to be paid by the interested stockholder exceeds certain thresholds set forth in the statute. For purposes of the foregoing provisions, “interested stockholder” means either a person, other than us or our subsidiaries, who directly or indirectly beneficially owns 10% or more of the voting power of our outstanding voting shares, or one of our affiliates or associates which at any time within two years immediately before the date in question directly or indirectly beneficially owned 10% or more of the voting power of our outstanding shares.

Because our articles of incorporation and bylaws limit the court in which you may bring an action against us, you may have difficulty obtaining a more favorable judicial forum or you may incur more expense enforcing any rights which you may claim as compared to another forum.

Our charter and our bylaws provide that, to the extent permitted by law, any person who acquires equity in our company shall be deemed to have notice and consented to the forum selection provision of our bylaws, which require actions to be brought only in state court in Clark County, Nevada, which may inhibit or deter stockholders’ actions (i) brought in the name of our company or on our behalf; (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders; (iii) arising or asserting a claim arising pursuant to any provision of NRS Chapters 78 or 92A or any provision of our articles of incorporation or bylaws; (iv) to interpret, apply, enforce or determine the validity of any provision of our articles of incorporation or bylaws; or (v) asserting a claim governed by the internal affairs doctrine. This exclusive forum provision may limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us and our officers and directors. This provision does not apply to claims brought under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

We will incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We will incur significant legal, accounting and other expenses as a public company, including costs associated with public company reporting obligations under the Exchange Act. Our executive officers and other personnel need to devote substantial time to comply with public company reporting requirements and additional applicable laws and obligations. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results and cash flows.

We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, we may take advantage of exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, as a smaller reporting company with less than $100.0 million in annual revenue, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. Once we are no longer a smaller reporting company or otherwise no longer qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of Nasdaq. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. As a private company, prior to our recent merger, we were not required to document and test our internal controls over financial reporting nor had our management been required to certify the effectiveness of our internal controls and our auditors had not been required to opine on the effectiveness of our internal controls over financial reporting. We are required to incur substantial professional fees and internal costs to expand our accounting and finance functions and expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

We do not anticipate that we will pay any cash dividends in the foreseeable future.

The current expectation is that we will retain our future earnings, if any, to fund the growth of our business as opposed to paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain, if any, for our stockholders for the foreseeable future.

Future sales of shares by existing stockholders could cause our stock price to decline.

If existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale in connection with our recent merger lapse, the trading price of our common stock could decline. In addition, shares of common stock that are subject to outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders have the ability to control or significantly influence all matters submitted to our stockholders for approval.

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a significant portion of our outstanding shares of common stock (on a fully-diluted basis), subject to beneficial ownership limitations. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire.

Conflicts of interest may arise between us and Paragon or us and Fairmount.

Paragon is a biotechnology company that performs research and development activities to discover and engineer novel antibody candidates for various therapeutic targets. Fairmount beneficially owns more than 5% of our capital, currently has two representatives appointed to our Board and beneficially owns more than 5% of Paragon. In addition, Paragon is the licensor of our lead product candidate JADE101 and has granted us an exclusive option to an exclusive license with respect to the JADE-002 and JADE-003 programs. Specifically, we and Paragon have entered into the JADE-001 License Agreement and we, Paragon and Parade, an entity formed by Paragon to hold equity in us and share profits with certain employees of Paragon, have entered into the Paragon Option Agreement, pursuant to which we have the option to acquire exclusive rights to certain antibody candidates discovered and developed by Paragon with respect to our JADE-002 and JADE-003 programs. We have exercised the option with respect to the JADE-002 program. Although we have the right to control the prosecution, defense, maintenance and enforcement of the patents underlying the licenses we have obtained and in the future may obtain from Paragon in connection with the Paragon Option Agreement after entry into the applicable license agreement and the trigger for transfer of prosecution control is met, we rely on Paragon to obtain, maintain and enforce such patents prior to our exercise of the option and entry into a license agreement. We also reimburse Paragon for certain development costs related to our selected targets and will grant Parade warrants to purchase our common stock as part of the Paragon Option Agreement. Fairmount, an investment firm, that has launched and funded several biotechnology companies, including us, beneficially own 9.99% of our common stock assuming no conversion of the Series A Preferred Stock, which is non-voting, into common stock, and 19.99% assuming conversion of the Series A Preferred Stock into common stock (in each case, subject to beneficial ownership limitations and based on the number of shares of common stock outstanding as of June 30, 2025, and assuming no exercise of outstanding options).

Two of our non-employee directors, Tomas Kiselak and Chris Cain, are affiliated with Fairmount. Our third non-employee director, Lawrence Klein, is an executive officer at Oruka Therapeutics, Inc., another entity affiliated with Fairmount and Paragon. The remaining members of our board of directors are not affiliated with Fairmount or Paragon. Our relationship with Paragon, Parade, Fairmount and our non-employee directors may create, or may create the appearance of, conflicts of interest when we are faced with decisions that could have different implications for Paragon or Parade than the decisions have for us. For example, such conflicts may arise in connection with the selection of additional targets, the exercise of options under the Paragon Option Agreement, the negotiation of the terms of any future license agreements, the allocation of resources and expenses, the enforcement or defense of intellectual property rights, the pursuit of strategic partnerships or transactions, or the resolution of any disputes that may arise between us and Paragon or Parade. Furthermore, because Paragon and Fairmount have interests in other biotechnology companies that may compete with us or pursue similar or complementary product candidates or technologies, they may have an incentive to favor or support such other companies over us. These potential conflicts of interest may make it more difficult for us to favorably advance our business interests and may adversely affect our competitive position, business, financial condition, results of operations and prospects.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business or our market, then our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect to not provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In addition, we do not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited, including as a result of our recent merger.

We do not expect to become profitable in the near future and may never achieve profitability. As of June 30, 2025, we had federal and state NOL carryforwards and federal and state research and development credits, respectively, that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

The class structure of our capital stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The class structure of our capital stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of the Series A Preferred Stock are not entitled to any votes. Nonetheless, each share of the Series A Preferred Stock may be converted at any time into 1,000 shares of our common stock at the option of our holder by providing written notice to us, subject to the limitations provided for in our amended and restated certificate of incorporation. Consequently, if holders of the Series A Preferred Stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of the Series A Preferred Stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and Series A Preferred Stock, but 10% or less of our common stock, and are not otherwise an insider, may not be required to report changes in their ownership due to transactions in the Series A Preferred Stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. As an emerging growth company, we are only required to provide two years of audited financial statements and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. We cannot predict whether investors will find our common stock to be less attractive as a result of our reliance on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and the price of the common stock may be more volatile.

We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we have total annual gross revenue of $1.235 billion; (ii) December 31, 2026; (iii) the date on which we issue more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter.

Further, there is no guarantee that the exemptions available under the JOBS Act will result in significant savings. To the extent that we choose not to use exemptions from various reporting requirements under the JOBS Act, we will incur additional compliance costs, which may impact our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of October 30, 2024, by and among Aerovate Therapeutics, Inc., Caribbean Merger Sub I, Inc., Caribbean Merger Sub II, LLC and Jade Biosciences, Inc. (incorporated by reference to Exhibit 2.1 to Aerovate Therapeutics, Inc.’s Current Report on Form 8-K (File No. 001-40544) filed with the SEC on October 31, 2024).

2.2	Plan of Conversion (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025.

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

3.3

Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, effective April 28, 2025 (incorporated by reference to Exhibit 3.7 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.1#

Separation Agreement and Release, by and between Aerovate Therapeutics, Inc. and Timothy Noyes, dated as of April 18, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.2#

Separation Agreement and Release, by and between Aerovate Therapeutics, Inc. and George Eldridge, dated as of April 18, 2025 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.3#	Jade Biosciences, Inc. 2025 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.4#

Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.5#

Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Tom Frohlich, dated as of April 28, 2025(incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.6#

Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Andrew King, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.7#*	Employment Agreement, between Jade Biosciences, Inc. and Bradford Dahms, dated June 25, 2025.

10.8#

Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Jonathan Quick, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.9#

Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Hetal Kocinsky, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.10#

Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Elizabeth Balta, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

10.11#

Form of Grant Notice for Stock Option and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2025 Stock Incentive Plan (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Form S-8 (File No. 333-288425), filed with the SEC on June 30, 2025).

10.12#

Form of Grant Notice for Stock Option and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2025 Stock Incentive Plan (Employees) (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 (File No. 333-288425), filed with the SEC on June 30, 2025).

10.13††*	Amendment No. 1 to the APRIL License Agreement, dated as of May 27, 2025, by and between Paragon Therapeutics, Inc. and Jade Biosciences, Inc.

10.14††*	Master Services Agreement, dated as of June 24, 2025, by and between Patheon Biologics LLC, part of Thermo Fisher Scientific, and Jade Biosciences, Inc.

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith. The certifications on Exhibits 32.1 and 32.2 hereto are deemed not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

# Indicates management contract or compensatory plan.

† Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

†† Portions of this exhibit (indicated by “[***]”) have been omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jade Biosciences, Inc.

Date: August 13, 2025	By:	/s/ Tom Frohlich
Name: Tom Frohlich
Title: Chief Executive Officer

Date: August 13, 2025	By:	/s/ Bradford Dahms
Name: Bradford Dahms
Title: Chief Financial Officer