Form 10-Q
period 2025-09-30
Jade Biosciences, Inc.
filed 2025-11-14
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 7, 2025, the registrant had 46,004,205 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$50,106	$69,386
Investments	148,799	—
Prepaid expenses and other current assets	2,455	268
Total current assets	201,360	69,654
Property and equipment, net	176	—
Operating lease right-of-use asset	740	—
Other assets	174	3,145
Total assets	$202,450	$72,799
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	1,350	1,290
Accrued expenses and other current liabilities	14,012	4,125
Related party accrued expenses and other current liabilities	2,048	5,504
Warrant liability, related party	4,947	1,077
Total current liabilities	22,357	11,996
Long-term liabilities:
Convertible Notes payable(1)	—	107,600
Long-term lease liability	747	—
Total liabilities	23,104	119,596
Commitments and contingencies (Note 13)
Series Seed convertible preferred stock, $0.0001 par value; no shares and 20,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; no shares and 20,000,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; liquidation preference of $2 as of December 31, 2024 and none as of September 30, 2025, respectively	—	2
Stockholders’ equity (deficit):
Series A non-voting convertible preferred stock, $0.0001 par value; 12,622 and no shares authorized as of September 30, 2025 and December 31, 2024, respectively; 12,622 shares and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Common stock, $0.0001 par value; 300,000,000 and 40,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 32,626,730 and 3,672,794 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	1
Additional paid-in capital	321,769	179
Accumulated other comprehensive income	29	—
Accumulated deficit	(142,457)	(46,979)
Total stockholders’ equity (deficit)	179,346	(46,799)
Total liabilities, Series Seed convertible preferred stock and stockholders' equity (deficit)	$202,450	$72,799

(1)
Includes related party amount of $22.7 million at December 31, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024
Operating expenses:
Research and development(1)	$22,010	$13,581	$64,580	$13,659
General and administrative(2)	5,391	1,384	13,983	1,896
Total operating expenses	27,401	14,965	78,563	15,555
Loss from operations	(27,401)	(14,965)	(78,563)	(15,555)
Other income (expense):
Interest income	2,254	388	4,697	388
Change in fair value of Convertible Notes payable(3)	—	(1,700)	(21,584)	(1,700)
Other expense	(28)	—	(28)	—
Total other income (expense), net	2,226	(1,312)	(16,915)	(1,312)
Net loss	(25,175)	(16,277)	(95,478)	(16,867)
Other comprehensive loss:			—
Currency translation adjustment	18	—	(6)	—
Unrealized gain on investments	35	—	35	—
Comprehensive loss	$(25,122)	$(16,277)	$(95,449)	$(16,867)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(5.16)	$(3.08)	$(5.35)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$(482.25)	$—	$(3,081.78)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	39,584,489	3,155,500	23,816,586	3,155,500
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	12,622	—	7,166	—

(1) Includes related party amounts of $5.8 million and $17.5 million for the three and nine months ended September 30, 2025, respectively, and $13.1 million for the three months ended September 30, 2024 and $13.2 million for the period from June 18, 2024 (inception) through September 30, 2024 (see Note 15).

(2) Includes related party amounts of $0.2 million for both the three and nine months ended September 30, 2025, and $0.4 million for the three months ended September 30, 2024 and $0.9 million for the period from June 18, 2024 (inception) through September 30, 2024 (see Note 15).

(3) Includes related party amounts of $4.6 million for the nine months ended September 30, 2025, and none for the three months ended September 30, 2025. Includes related party amounts of $0.4 million for the period from June 18, 2024 (inception) through September 30, 2024 (see Note 15).

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Inception balance at June 18, 2024	20,000,000	$2	—	—	3,672,794	$1	$—	$—	$—	$1
Net loss	—	—	—	—	—	—	—	—	(590)	(590)
Balance at June 30, 2024	20,000,000	$2	—	$—	3,672,794	$1	$—	$—	$(590)	$(589)
Stock-based compensation	—	—	—	—	—	—	3	—	—	$3
Net loss	—	—	—	—	—	—	—	—	(16,277)	(16,277)
Balance at September 30, 2024	20,000,000	$2	—	$—	3,672,794	$1	$3	$—	$(16,867)	$(16,863)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2024	20,000,000	$2	—	—	3,672,794	$1	$179	$—	$(46,979)	$(46,799)
Stock-based compensation	—	—	—	—	—	—	1,458	—	—	1,458
Net loss	—	—	—	—	—	—	—	—	(38,169)	(38,169)
Balance at March 31, 2025	20,000,000	$2	—	$—	3,672,794	$1	$1,637	$—	$(85,148)	$(83,510)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred stock upon the closing of the reverse recapitalization	(20,000,000)	$(2)	12,622	$2	—	—	—	—	—	2
Conversion of convertible notes (including accrued interest and discount) into common stock and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	9,433,831	1	129,183	—	—	129,184
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing	—	—	—	—	18,301,109	1	204,999	—	—	205,000
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	(18,887)	—	—	(18,887)
Issuance of common stock to former stockholders of Aerovate in connection with the closing of the reverse recapitalization	—	—	—	—	828,143	—	(448)	—	—	(448)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	390,853	—	—	—	—	—
Currency translation adjustment								(24)		(24)
Stock-based compensation	—	—	—	—	—	—	2,373	—	—	2,373
Net loss	—	—	—	—	—	—	—	—	(32,134)	(32,134)
Balance at June 30, 2025	—	$—	12,622	$2	32,626,730	$3	$318,857	$(24)	$(117,282)	$201,556
Currency translation adjustment	—	—	—	—	—	—	—	18	—	18
Unrealized gain on investments			—	—	—	—	—	35	—	35
Stock-based compensation	—	—	—	—	—	—	2,912	—	—	2,912
Net loss	—	—	—	—	—	—	—	—	(25,175)	(25,175)
Balance at September 30, 2025	—	$—	12,622	$2	32,626,730	$3	$321,769	$29	$(142,457)	$179,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024
Cash flows from operating activities:
Net loss	$(95,478)	$(16,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Convertible Notes payable	21,584	1,700
Stock-based compensation	10,613	27
Non-cash lease expense	57	—
Accretion/amortization on investments	(174)	—
Depreciation expense	17	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,771)	(215)
Accounts payable	60	298
Accrued expenses and other current liabilities	7,440	244
Operating lease liabilities	68	—
Related party accrued expenses and other current liabilities	(3,456)	8,011
Net cash used in operating activities	(61,040)	(6,802)
Cash flows from investing activities:
Purchases of investments	(148,592)	—
Payment of security deposit	(59)	—
Purchases of property and equipment	(193)	—
Net cash used in investing activities	(148,844)	$—
Cash flows from financing activities:
Proceeds from issuance of Convertible Notes payable(1)	—	95,000
Payment of deferred offering costs	—	(228)
Proceeds from the Pre-Closing Financing, net of 14,548 of offering costs	190,452	—
Cash acquired in connection with the reverse recapitalization	156	—
Net cash provided by financing activities	190,608	94,772
Effect on exchange rates on cash and cash equivalents	(4)
Net (decrease) increase in cash and cash equivalents	(19,280)	87,970
Cash and cash equivalents at beginning of period	69,386	—
Cash and cash equivalents at end of period	$50,106	$87,970

Supplemental disclosure of non-cash operating, investing, and financing activities:
Unpaid deferred offering costs	$114	$—
Deferred offering costs reclassified from other assets to equity	$2,998	$—
Deferred offering costs in accrued expenses and other current liabilities	$—	$306
Deferred offering costs in accounts payable	$—	$625
Operating lease liability arising from obtaining right-of-use asset	$773	$—
Prepaids and other current assets acquired in connection with the reverse recapitalization	$416	$—
Other liabilities assumed in connection with the reverse recapitalization	$(1,020)	$—
Convertible note principal and non-cash accrued interest converted to common stock and pre-funded warrants	$129,184	$—
Non-cash exchange of Series Seed Convertible Preferred Stock for Company Series A non-voting convertible preferred stock	$2	$—

(1) Includes related party amount of $20.0 million for the period from June 18, 2024 (inception) to September 30, 2024.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Jade Biosciences, Inc. (“Jade” or the “Company”), formerly known as Aerovate Therapeutics, Inc., is the resulting company of the Merger and Redomestication discussed below. Prior to the Merger and Redomestication, the private corporation Jade Biosciences, Inc. (“Pre-Merger Jade”) was established and incorporated under the laws of the state of Delaware on June 18, 2024 (referred to in these notes as the inception of the Company). Jade is focused on developing best-in-class therapies to address critical unmet needs in autoimmune diseases. Its lead product candidate, JADE101, is a monoclonal antibody (“mAb”) targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production, which the Company plans to initially develop for the treatment of IgA nephropathy (“IgAN”). Jade’s second product candidate is JADE201, a mAb targeting B cell activating factor receptor (“BAFF-R”) for the treatment of multiple autoimmune disorders, and is currently in pre-clinical development. Jade’s pipeline also includes JADE-003 which is designed to target an undisclosed pathway, and for which the Company’s is conducting preclinical research. Jade was launched based on assets licensed from Paragon Therapeutics Inc. (“Paragon”), an antibody discovery engine founded by healthcare investor Fairmount Funds Management LLC (“Fairmount”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and for the three months ended September 30, 2024 and the period from June 18, 2024 (inception) through September 30, 2024 and cash flows for the nine months ended September 30, 2025 and for the period from June 18, 2024 (inception) through September 30, 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The accompanying condensed consolidated financial statements include accounts of the Company and its wholly owned subsidiaries, Jade Biosciences Canada ULC, Jade Biosciences MA Security Corporation, and Aerovate MA Securities Corporation. All intercompany amounts are eliminated in consolidation.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred a net loss of $25.2 million and $95.5 million for the three and nine months ended September 30, 2025, respectively. For the nine months ended September 30, 2025, the Company used net

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

cash of $61.0 million for its operating activities. As of September 30, 2025, the Company had cash and cash equivalents of $50.1 million, and investments of $148.8 million.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its product candidates and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company expects that its existing cash and cash equivalents, and investments of $198.9 million as of September 30, 2025, combined with gross proceeds from the Company’s recent financing of approximately $135 million, will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least 12 months from the date these unaudited condensed consolidated financial statements were issued.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and investments. The Company’s investment portfolio is comprised of money market funds, U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, and corporate debt securities. The Company maintains its deposits with accredited financial institutions in amounts that, at times, may exceed federally insured limits. However, the Company has not experienced any losses on its deposits and does not believe it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party organizations to research, develop, manufacture, and process its potential product candidates for its development programs. The Company expects to continue to be dependent on a small number of manufacturers to supply it with its requirements for all products. The Company’s research and development programs could be adversely affected by a significant interruption in the supply of the necessary materials. A significant amount of the Company’s research and development activities are performed under its agreements with Paragon (see Note 11).

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents may include cash held in banks and amounts held in interest-bearing money market funds, U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper, and corporate debt securities.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Investments

The Company’s investments are comprised of U.S. treasury securities, U.S. government-sponsored agency securities, commercial paper and corporate debt securities. Investments are classified at the time of purchase, based on management’s intent, as held-to-maturity, available-for-sale, or trading. All of the Company’s marketable security investments are classified as available-for-sale securities and are reported at fair value. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included as a component of other income, net within the condensed consolidated statements of operations and comprehensive loss. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying marketable security. Unrealized gains and losses are included as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss.

The Company assesses its available-for-sale securities for impairment under the available-for-sale security impairment model in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements as of each reporting date in order to determine if a portion of any decline in fair value below carrying value is the result of a credit loss. The Company records credit losses for its available-for-sale securities in the condensed consolidated statements of operations and comprehensive loss as credit loss expense, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale securities. Declines in fair value below carrying value attributable to non-credit related factors are recorded as accumulated other comprehensive loss, which is a separate component of stockholders’ equity (deficit).

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and events other than those with stockholders. The Company’s unrealized gains and losses on investments and unrealized foreign exchange fluctuations represent the only components of other comprehensive loss that are excluded from the reported net loss and that are presented in the condensed consolidated statements of operations and comprehensive loss.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1—Quoted prices in active markets for identical assets or liabilities.
•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Items measured at fair value on a recurring basis as of September 30, 2025 include cash equivalents and investments. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their relatively short maturity periods.

Foreign Currency and Currency Translation

Assets and liabilities in foreign currency amounts are translated into United States dollars at the exchange rate in effect on the condensed consolidated balance sheet date as a result of our Canadian foreign subsidiary with a functional currency of the Canadian Dollar. Income and expenses are translated at the average exchange rate in effect during the period. Unrealized translation gains and

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

losses are recorded as a translation adjustment, which is included in the Company’s condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) as a component of accumulated other comprehensive loss. Adjustments that arise from exchange rate changes on transactions denominated in a currency other than the functional currency are included in other expense, net in total expense, net in the Company’s condensed consolidated statements of operations and comprehensive loss.

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

At the lease commencement date, operating lease liabilities and their corresponding ROU assets are recorded at the present value of future minimum lease payments over the expected remaining lease term. The Company determines the present value of lease payments using the implicit rate, if it is readily determinable, or the incremental borrowing rate for the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate to discount lease payments. The incremental borrowing rate represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense includes amortization expense of the ROU asset recognized on a straight-line basis over the lease term and interest expense recognized on the finance lease liability. In addition, certain adjustments to the ROU asset may be required for items such as lease prepayments, incentives received or initial direct costs. As of September 30, 2025, the Company has one operating lease and no finance leases.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

In May 2025 the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. As of the date of these unaudited condensed consolidated financial statements, the Company has not early adopted ASU 2025-03, therefore it did not apply the amendment to the Merger which closed on April 28, 2025.

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

4. Investments

The following is a summary of the Company’s investment portfolio (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	As of September 30, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair value
Investments:
Current marketable securities:
U.S treasury securities	$54,678	$12	$(13)	$54,677
U.S. government-sponsored agency securities	7,396	3	—	7,399
Commercial paper	5,878	1	(1)	5,878
Corporate debt securities	80,813	42	(10)	80,845
Total	$148,765	$58	$(24)	$148,799

As of September 30, 2025, all of the Company’s investments are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s investments, by contractual maturity, as of September 30, 2025 (in thousands):

	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$34,554	$20,123	$54,677
U.S. government-sponsored agency securities	7,399	—	7,399
Commercial paper	5,878	—	5,878
Corporate debt securities	42,534	38,311	80,845
Total			$148,799

5. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,468	$—	$—	$35,468
U.S. treasury securities	—	4,985	—	4,985
Commercial paper	—	2,982	—	2,982
Corporate debt securities	5,509	—	—	5,509
Current investments:
U.S. treasury securities	—	54,677	—	54,677
U.S. government-sponsored agency securities	4,032	3,367	—	7,399
Commercial paper	—	5,878	—	5,878
Corporate debt securities	77,824	3,021	—	80,845
Total	$122,833	$74,910	$—	$197,743

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$65,000	$—	$—	$65,000
Total assets	$65,000	$—	$—	$65,000

Liabilities
Convertible Notes payable, noncurrent	$—	$—	$107,600	$107,600
Total liabilities	$—	$—	$107,600	$107,600

As of September 30, 2025, cash equivalents consist of money market funds, and corporate debt securities, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Additionally, cash equivalents consist of commercial paper and U.S. treasury securities, which was valued by the Company based on observable inputs, represent a Level 2 measurement within the fair value hierarchy.

Additionally, the Company has current investments including corporate debt securities, and certain U.S. government-sponsored agency securities, which represent a Level 1 measurement within the fair value hierarchy. Furthermore, the Company has commercial paper, U.S. treasury securities, and certain U.S. government-sponsored agency securities which were valued by the Company based on observable inputs, which represent a Level 2 measurement within the fair value hierarchy.

For the period ended December 31, 2024, the Company had money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Additionally, the Company had Convertible Notes payable, which were revalued at each remeasurement-date, prior to the conversion of the Convertible Notes into Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants upon the Closing, using inputs that are generally unobservable and reflect management’s estimates of assumptions that market participants would use in pricing the liability, which represent a Level 3 measurement within the fair value hierarchy.

For the nine months ended September 30, 2025 and the period from June 18, 2024 (inception) to December 31, 2024, there were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

The following table presents the changes in the fair value of the Level 3 Convertible Notes payable (in thousands):

Amounts
Balance as of December 31, 2024	107,600
Change in fair value of Convertible Notes payable	21,584
Conversion of convertible notes into common stock and pre-funded warrants upon the Closing	(129,184)
Balance as of September 30, 2025	$—

The Convertible Notes payable in the table above consists of the fair value of an aggregate principal amount of $95.0 million, and a fair value adjustment of $34.2 million, which includes accrued interest of $8.3 million, in Convertible Notes which the Company issued and sold to certain investors. Each holder of Convertible Notes was expected to contribute the principal amount and all accrued interest under the applicable Convertible Note in exchange for the Company’s common stock or non-voting preferred stock in connection with a financing event under the Convertible Notes (see Note 7). As of December 31, 2024 the fair value of Convertible Notes was $107.6 million. The Company’s valuation of the Convertible Notes payable utilized a scenario-based valuation analysis, which incorporated assumptions and estimates to value the Convertible Notes and a probability assessment of the achievement of the Next Equity Financing (as defined in the Convertible Notes). The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Immediately prior to the effective time of the Merger, shares of Pre-Merger Jade common stock and pre-funded warrants were issued pursuant to the conversion of the Convertible Notes (including accrued interest), which automatically converted into 9,433,831 shares of Jade Common Stock and 4,289,744 Jade pre-funded warrants at the effective time of the Merger.

The Convertible Notes were issued on July 24, 2024 and September 30, 2024. The following table presents the significant assumptions related to the change in fair value for the period ending December 31, 2024:

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Time from Convertible Notes issuance to Next Equity Financing (in years)	0.58 - 0.77
Probability of Next Equity Financing	90.0%
Time from Convertible Notes issuance to Next Equity Financing / prior to trade sale (in years)	0.75 - 0.93
Probability of Next Equity Financing / prior to trade sale	10.0%
Interest rate	12.0%
Discount rate	67.0%

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued research and development contract costs	$10,062	$2,791
Accrued employee compensation and benefits	3,104	804
Accrued professional and consulting	846	530
	$14,012	$4,125

7. Convertible Notes Payable

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

There was less than $0.1 million of debt issuance cost incurred in connection with the Convertible Notes which was recognized in the financial statements for the period from June 18, 2024 (inception) to December 31, 2024. The Convertible Notes were recorded at the fair value of $95.0 million on the respective issuance dates and were remeasured to the fair value of $107.6 million as of December 31, 2024. The Convertible Notes were remeasured immediately prior to the Closing with a fair value of $129.2 million. For the nine months ended September 30, 2025, the change in fair value incurred was $21.6 million, which includes accrued interest of $3.6 million, and was recorded within other expense, net in the Company's condensed consolidated statement of operations and comprehensive loss.

Immediately prior to the effective time of the Merger, the Convertible Notes converted into shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of September 30, 2025, there were no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Pre-Merger Jade common stock and 4,289,744 Pre-Merger Jade pre-funded warrants.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

8. Convertible Preferred Stock and Stockholders' Equity

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

The pre-funded warrants were recorded as a component of stockholders’ equity (deficit) within additional paid-in-capital and have no expiration date. As of September 30, 2025, 390,853 of the pre-funded warrants have been exercised and 7,375,394 pre-funded warrants remain outstanding.

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

In April 2025, upon the Closing, the Pre-Merger Jade Series Seed Convertible Preferred Stock was converted to 12,622 shares of Series A Preferred Stock.

As of September 30, 2025, Series A Preferred Stock consisted of the following (in thousands, except share amounts):

	September 30, 2025
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series A Preferred Stock	12,622	12,622	$2	12,622,000
	12,622	12,622	$2	12,622,000

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) filed in connection with the Redomestication, holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same form as, dividends actually paid on shares of Company common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock shall rank on parity with the Company common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of September 30, 2025, each outstanding share of Series A Preferred Stock was convertible into common stock at a ratio of approximately 1:1,000.

Common Stock

As of September 30, 2025, the Company has the authority to issue a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2025, 32,626,730 shares of common stock, including 371,804 RSAs were issued and outstanding. Each share of common stock entitles the holder to one vote, together with the holders of Series A Preferred Stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Series A Preferred Stock.

As of September 30, 2025, there were 36,485,024 shares of common stock reserved for issuance for the potential conversion of shares of Series A Preferred Stock into common stock, shares issuable under the exercise of pre-funded warrants, shares reserved under the 2025 Stock Plan (as defined below), shares reserved under the 2025 ESPP (as defined below), and exercise of outstanding stock options for common stock under the 2024 Plan.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

9. Stock-Based Compensation

2024 Equity Incentive Plan

The Jade Biosciences, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Jade on June 18, 2024. The 2024 Plan provided for Pre-Merger Jade to grant stock options, restricted stock awards and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms of less than four years. As of September 30, 2025, there are no shares remaining for future grant under the 2024 Plan.

2025 Equity Incentive Plan

The Jade Biosciences, Inc. 2025 Stock Incentive Plan (“2025 Stock Plan”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The 2025 Stock Plan allows for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards and incentive bonuses. The 2025 Stock Plan is administered by the Compensation Committee of the Board of Directors (the “Compensation Committee”) or another committee designated by the Board of Directors to administer the 2025 Stock Plan. Current employees, officers, non-employee directors, and other individual service providers of the Company and its subsidiaries are eligible to participate in the 2025 Stock Plan. The initial share pool under the 2025 Stock Plan is 8,018,700 shares of Company common stock, and as of September 30, 2025, there are 6,260,494 shares remaining in the pool. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee.

2025 Employee Stock Purchase Plan

The Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The ESPP became effective on April 28, 2025 at which time 526,241 shares were reserved for issuance under the ESPP. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to the lesser of 1% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of September 30, 2025, no shares have been issued under the ESPP.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Expected volatility	95.62%
Expected term (in years)	6.07
Risk-free interest rate	4.35%
Expected dividend yield	—%

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2024	2,392,751	$1.81	9.8	$10,993
Granted	7,818,195	6.97
Exercised	—	—
Forfeited	(510,051)	4.77
Outstanding at September 30, 2025	9,700,895	$5.81	9.3	$29,305
Options vested and exercisable as of September 30, 2025	458,489	$3.67	8.3	$2,275

The weighted average grant-date fair value of stock options granted for the nine months ended September 30, 2025 was $5.50 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock.

Restricted Stock Awards

The Company’s RSAs have service-based vesting conditions only and vest over a four-year period or vest upon grant, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSA activity for the nine months ended September 30, 2025:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2024	517,293	$—
Granted	—	—
Vested	(145,489)	$—
Forfeited	—	—
Unvested balance as of September 30, 2025	371,804	$—

Parade Warrant Obligation

In July 2024, the Company entered into the Paragon Option Agreement (as defined below) with Paragon and Parade Biosciences Holding, LLC (“Parade”). Under the terms of the Paragon Option Agreement, Parade will be entitled to grants of warrants to purchase a number of shares equal to 1.00% of the then outstanding shares of the Company’s stock, on a fully diluted basis, on December 31, 2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parade Warrant Obligation”). The grant dates for the issuance of warrants are expected to be December 31, 2025 and December 31, 2026, as all terms of the award, including number of shares and exercise price, will be known by all parties. Parade’s research and discovery related activities has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. As of September 30, 2025, the estimated fair value of warrants to be granted on December 31, 2025 was $6.0 million. For the three and nine months ended September 30, 2025, the Company recognized $1.4 million and $3.9 million, respectively, as stock-based compensation expense related to the Parade Warrant Obligation. For each of the period June 18, 2024 (inception) to September 30, 2024 and the three months ended September 30, 2024 , less than $0.1 million was recognized as stock-based compensation expense related to the Parade Warrant Obligation. The warrants expected to be granted to Parade are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the condensed consolidated statements of operations and comprehensive loss within research and development.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the three and nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Expected volatility	97.8%
Expected term (in years)	10.0
Risk-free interest rate	4.2%
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Research and development	$2,452	$6,674
General and administrative	1,843	3,939
Total	$4,295	$10,613

As of September 30, 2025, total unrecognized compensation cost related to the unvested stock options was $37.7 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. As of September 30, 2025, total unrecognized compensation cost related to the unvested RSAs was less than less than $0.1 million, which is expected to be recognized over a weighted average period of 2.8 years. As of September 30, 2025, the unrecognized compensation cost related to the Parade Warrant Obligation was $1.1 million, which is expected to be recognized over a weighted average period of 0.3 years.

The following table summarizes the stock-based compensation based on type of award for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Parade warrant obligation	$1,383	$3,869
Stock options	2,912	6,744
Total	$4,295	$10,613

10. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its deferred tax assets. There was no income tax expense recorded for the three and nine months ended September 30, 2025, or for the three months ended September 30, 2024 and the period from June 18, 2024 (inception) to September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. There is no impact to the Company’s quarterly financial statements as a result of the OBBBA and the Company will continue to monitor for future impacts of the Act.

11. Significant Agreements

Paragon Option Agreement

In July 2024, the Company entered into an Antibody Discovery and Option Agreement with Paragon and Parade (the “Paragon Option Agreement”) for the selected target, APRIL, for the Company’s initial research program, JADE101. The Paragon Option Agreement was amended in September 2024 to add two additional targets for JADE201 and JADE-003. Under the Paragon Option

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Agreement, Jade has the exclusive option (an “Option”), on a Research Program-by-Research Program (as defined below) basis, to enter into a separate agreement with Paragon consistent with a set of terms that are pre-negotiated and attached to the Paragon Option Agreement as an exhibit (a “License Agreement”). If the Company exercises an Option and finalizes the related license agreement, it will be required to make non-refundable milestone payments to Paragon of up to $12.0 million under such license agreement upon the achievement of certain clinical development milestones, up to $10.0 million under such license agreement upon the achievement of certain regulatory milestones, as well as tiered royalty payments in the low-to-mid single-digits beginning on the first commercial sale of each developed product. From time to time, the Company can choose to add additional targets to the Paragon Option Agreement by mutual agreement with Paragon.

Under the terms of the Paragon Option Agreement, Paragon agreed to perform certain research activities to discover, generate, identify, and characterize one or more antibody candidates directed to certain mutually agreed therapeutic targets of interest to Jade (each, a “Research Program”). The Option with respect to each Research Program is exercisable at Jade’s sole discretion at any time during the period beginning on the initiation of activities under the associated Research Program and ending a specified number of days following the delivery of the data package from Paragon related to the results of the Research Program (an “Option Period”). The Paragon Option Agreement requires Jade, Paragon, and Parade to develop a research plan for each target that includes design, modeling, synthesis, evaluation, and other mutually agreed activities (each, a “Research Plan”), which activities may include performing preclinical studies. Paragon will perform the activities set forth in each Research Plan on the timelines set forth in such Research Plan and in compliance with a mutually agreed budget. Each Research Program will be overseen and coordinated by a joint development committee consisting of two employees from Jade and two employees from Paragon, with Jade and Paragon each having one vote with respect to decisions of the committee. When Paragon and Parade have produced an antibody against a selected target, and upon the completion of each Research Program, Paragon and Parade will deliver to Jade a data package that includes sequence information for all then-existing antibodies and information directed to such target. Jade, Paragon and Parade have developed a Research Plan for JADE101, JADE201, and JADE-003 consistent with the foregoing, and Paragon and Parade have delivered the respective antibodies in accordance with the Research Plans.

Any License Agreement entered into with respect to a given Research Program is expected to be consistent with pre-negotiated terms attached to the Paragon Option Agreement and shall contain the same milestone payment obligations as the Paragon Option Agreement, provided that any milestone set in the Paragon Option Agreement that has not yet been achieved and is duplicated in such License Agreement shall no longer be achievable and payable under the terms of the Paragon Option Agreement and shall only be achievable under the terms of the License Agreement. For the avoidance of doubt, if a milestone is achieved and paid by Jade pursuant to the Paragon Option Agreement for a certain Research Program, then there shall be no milestone payment due for the achievement of such milestone under a subsequently executed License Agreement for such Research Program. Further, under a License Agreement, Jade would also be required to make royalty payments to Paragon in the low to mid-single-digit percentage range based on net sales of products, subject to certain reductions. The royalty term will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-to-expire valid claim within the relevant patent rights or the twelfth anniversary of the first commercial sale of such product in such country.

Unless terminated earlier, the Paragon Option Agreement shall continue in force on a Research Program-by-Research Program basis until the later of: (i) the end of the Option Period for such Research Program, as applicable, if such Option is not exercised by the Company; (ii) if the Company exercises its Option with respect to a Research Program, but the parties are unable to finalize and execute a License Agreement within 30 days, the expiration of such 30-day period (subject to any mutually agreed extension of such period); and (iii) the expiration of the applicable Research Term (as defined under the Paragon Option Agreement). The Company may terminate the Paragon Option Agreement or any Research Program at any time for any or no reason upon 30 days’ prior written notice to Paragon, provided that the Company must pay certain unpaid fees due to Paragon upon such termination, as well as any non-cancellable obligations reasonably incurred by Paragon in connection with its activities under any terminated Research Program. Paragon may terminate the Paragon Option Agreement or a Research Program immediately upon written notice to the Company if, as a result of any action or failure to act by the Company or its affiliates, such Research Program or all material activities under the applicable Research Plan are suspended, discontinued or otherwise delayed for a certain consecutive number of months. Each party has the right to terminate the Paragon Option Agreement or any Research Program upon (i) 30 days’ prior written notice of the other party’s material breach that remains uncured for the 30-day period and (ii) the other party’s bankruptcy.

Under the Paragon Option Agreement, the Company is responsible for any additional development costs incurred by Paragon relating to APRIL, which totaled $0.2 million and $2.2 million for the three and nine months ended September 30, 2025, respectively, and $12.5 million and $12.6 million for the three months ended September 30, 2024 and the period of June 18, 2024 (Inception) through September 30, 2024, respectively. These costs were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, a total of $0.2 million related to APRIL remains in related party accrued expenses and other current liabilities in the Company’s condensed balance sheet.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE201, which totaled $0.1 million and $4.2 million for the three and nine months ended September 30, 2025 respectively, and $0.3 million for both of the three months ended September 30, 2024 and the period of June 18, 2024 (Inception) through September 30, 2024, respectively. These costs were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, a total of $0.1 million related to JADE201 remains in related party accrued expenses and other current liabilities in the Company’s condensed balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE-003, which totaled $1.6 million and $3.4 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million for both of the three months ended September 30, 2024 and the period of June 18, 2024 (Inception) through September 30, 2024. These costs were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2025, a total of $1.7 million related to JADE-003 remains in related party accrued expenses and other current liabilities in the Company’s condensed balance sheet.

Additionally, the Company incurred general and administrative expenses of $0.2 million for both the three and nine month periods ended September 30, 2025, and $0.4 million and $0.9 million for the three months ended September 30, 2024 and the period of June 18, 2024 (Inception) through September 30, 2024, respectively.

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

JADE101 License Agreement

In October 2024, Jade entered into a License Agreement with Paragon (the “JADE101 License Agreement”), pursuant to which Paragon granted Jade a royalty-bearing, worldwide exclusive and sublicensable license to use, make, sell, import, export and otherwise exploit certain monospecific antibodies and products targeting APRIL in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”). Among other rights, Paragon specifically granted Jade a royalty-bearing, worldwide exclusive and sublicensable in the field to Paragon’s patents covering the antibodies generated under the APRIL Research Plan performed by Paragon under the Option Agreement, and their method of use and method of manufacture. Under the terms of the JADE101 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for nomination of a development candidate, which was paid in December 2024, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial, which was paid in September 2025. On a product-by-product basis, we are obligated to pay sublicensing fees of up to approximately $20.1 million, mainly upon the achievement of commercial milestones. Jade will pay Paragon a low to mid-single-digit percentage royalty based on annual net sales of the products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country. The royalty term ends on the later of (i) the twelfth anniversary of the date of first sale of a Company product or (ii) the expiration of the last-to-expire valid patent covering the product or the multispecific product in the country at issue.

In addition, the following paragraph summarizes other key terms of the JADE101 License Agreement. Paragon will not conduct any new campaigns that generate APRIL monospecific antibodies in the field for at least five years. Jade and Paragon may pursue the development and commercialization of multispecific antibodies and products directed to APRIL in the field, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE101 License Agreement. The JADE101 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

In December 2024, Jade completed its selection of the JADE101 development candidate, and Jade paid Paragon the related $1.5 million milestone payment and recorded the payment as research and development expense. In December 2024, Jade recorded a $0.1 million nonrefundable sublicensee fee under the JADE101 License Agreement as research and development expense. In August 2025, Jade recorded a $0.3 million nonrefundable sublicense fee related to a clinical development milestone under the JADE101 License Agreement as research and development expense. Additionally, the Company was also obligated to pay Paragon $2.5 million following the first in human clinical trial dosing, which occurred in August 2025, was expensed in research and development costs, and was paid in September 2025.

JADE201 License Agreement

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

In October 2025, Jade and Paragon entered into a License Agreement (the “JADE201 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive license to use, make, sell, import, export and otherwise exploit certain antibodies and products targeting BAFF-R in the field. Among other rights, Paragon specifically granted Jade a royalty-bearing, worldwide, exclusive and sublicensable in the field to Paragon’s patents covering the antibodies generated under the BAFF-R Research Plan performed by Paragon under the Option Agreement, and their method of use and method of manufacture. Under the terms of the JADE201 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for Jade’s first monospecific product to reach such milestones, including a $1.5 million fee for nomination of a development candidate, which was paid in April 2025, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. Jade will pay Paragon a low to mid-single-digit percentage royalty based on annual net sales of monospecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country. The royalty term ends on the later of (i) the last-to-expire licensed patent or Company patent directed to the manufacture, use or sale of a licensed antibody in the country at issue or (ii) 12 years from the date of first sale of a Company product.

In addition, the following paragraph summarizes other key terms of the License Agreement. Paragon will not conduct any new campaigns that generate anti-BAFF-R monospecific antibodies in the field for at least 5 years. Paragon may pursue the development and commercialization of multispecific antibodies and products directed at the BAFF-R target in the field, subject to certain rights held by Jade, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE201 License Agreement. The Agreement may be terminated on 60 days’ notice by Jade; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

In March 2025, Jade completed its selection of its development candidate for the JADE201 program, and Jade paid Paragon the related $1.5 million milestone payment and recorded the payment as research and development expense.

Cell Line License Agreement

On February 3, 2025, the Company entered into an amended and restated cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics Ireland”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics Ireland’s patent rights, know-how, cell line, biological materials and media and feeds to develop, manufacture, have manufactured, make, have made, import, sell, keep, commercialize and otherwise deal in, use and exploit certain therapeutic products produced through the use of the cell lines licensed by WuXi Biologics Ireland under the Cell Line License Agreement (the “WuXi Biologics Ireland Licensed Products”). JADE101 is, and Jade anticipates that any future product candidates under the JADE101 and JADE201 programs will be, manufactured using a cell line licensed under the Cell Line License Agreement. A cell line has not yet been selected for the JADE-003 program.

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

12. Leases

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.

As of September 30, 2025, the Company had $0.7 million of operating lease ROU asset and long-term lease liability of $0.7 million on its condensed consolidated balance sheets. As of September 30, 2025, the operating lease arrangement had a remaining lease term of 5.0 years and an internal borrowing rate of return of 14.24%. For the three and nine months ended September 30, 2025, the Company recorded operating lease expense of less than $0.1 million and $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss. No lease payments were made during the three and nine months ended September 30, 2025 related to the Company's Vancouver office space.

As of September 30, 2025, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31,
2025 (remaining 3 months)	$56
2026	226
2027	231
2028	236
2029	240
Thereafter	183
Total maturities	$1,172
Less: Imputed interest	(305)
Total present value of operating lease liability	$867

13. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three and nine months ended September 30, 2025 and the period from June 18, 2024 (Inception) through September 30, 2024, the Company has not recorded any expense related to 401(k) Plan match contributions.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2025, the Company was not a party to any material legal proceedings or claims.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

14. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders and Series A Preferred stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(19,088)	39,584,489	$(0.48)	$(73,394)	23,816,586	$(3.08)
Series A Preferred Stock (1)	(6,087)	12,622	$(482.25)	(22,084)	7,166	$(3,081.78)
Net loss	$(25,175)			$(95,478)

	Three Months Ended September 30, 2024			Period from June 18, 2024 (Inception) through September 30, 2024
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(16,277)	3,155,500	$(5.16)	$(16,867)	3,155,500	$(5.35)
Net loss	$(16,277)			$(16,867)

(1) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 12,622,000 and 7,166,337 for the three and nine months ended September 30, 2025, respectively.

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

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The potentially dilutive securities are as follows:

	Three and Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) through September 30, 2024
Outstanding and unvested RSAs	371,804	517,293
Outstanding and issued common stock options	9,700,895	125,357
Series Seed convertible preferred stock (as converted)	—	12,622,000
Total	10,072,699	13,264,650

15. Related Party Transactions

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

The following is a summary of related party accounts payable and other current liabilities (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	September 30, 2025	December 31, 2024
Reimbursable fees under the terms of the Paragon Option Agreement	$1,889	$5,430
Paragon reimbursable legal fees	159	74
	$2,048	$5,504

16. Segment Reporting

The Company has one reportable segment relating to the research and development of its programs, JADE101, JADE201, and JADE-003. The Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, manages the Company’s operations on a consolidated basis and uses consolidated net loss for the allocation of resources and the assessment of performance. Although the Company’s financial reporting package that is reviewed and approved by the CODM disaggregates significant expenses such as program-level external research and development costs, personnel costs, including stock-based compensation expense, and professional and consulting fees, all decisions made by the CODM are based upon reviewing operating metrics and performance indicators at the Company-wide consolidated level and consolidated net loss. The CODM uses consolidated net loss to evaluate loss generated from the Company’s business activities in deciding how to allocate company resources and in monitoring budget versus actual results. Assets are also managed on a Company-wide consolidated basis.

The table below is a summary of the significant expenses categories regularly provided to the CODM (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Period June 18, 2024 (Inception) Through September 30, 2024
Operating expenses:
JADE101 external research and development costs	$6,035	$12,631	$23,051	$12,709
JADE201 external research and development costs	6,720	259	20,230	259
JADE-003 external research and development costs	1,605	301	3,264	301
Research and development personnel-related costs (including stock-based compensation)	7,060	380	16,722	380
Other research and development costs	590	10	1,313	10
General and administrative personnel-related costs (including stock-based compensation)	3,585	14	8,261	14
General and administrative professional, consulting, and other fees	1,806	1,370	5,722	1,882
Total operating expenses	$27,401	$14,965	$78,563	$15,555

17. Subsequent Events

The Company has evaluated events occurring subsequent to September 30, 2025 through the date the condensed consolidated financial statements were issued to ensure that the condensed consolidated financial statements include appropriate disclosure of events both recognized as of September 30, 2025, and events which occurred subsequently but not recognized in the condensed consolidated financial statements. No subsequent events have occurred that require disclosure, except as disclosed elsewhere in the condensed consolidated financial statements and below.

Private Placement

On October 6, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) for a private placement with certain investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased, for an aggregate purchase price of $135 million resulting in net proceeds of approximately $126.7 million, (i) an aggregate of 13,368,164 shares (the “Common Shares”) of the Company’s common stock, at a price per share of $9.14, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,402,092 shares of the Company’s common stock at a purchase price of $9.1399 per Pre-Funded Warrant, which represents the per share purchase price of the Common Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, as applicable, of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. A

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to the Company.

JADE201 License Agreement

On October 3, 2025, the Company and Paragon, entered into a license agreement (the “JADE201 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, world-wide, exclusive license to develop, manufacture, commercialize or otherwise exploit certain antibodies and products targeting BAFF-R in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “Field”). Additional details are included within footnote 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from these discussed in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” or“Jade,” refer to Jade Biosciences, Inc. and its consolidated subsidiaries, taken as a whole.

Overview

We are a clinical-stage biopharmaceutical company developing novel biologic therapies for patients living with autoimmune diseases. Our goal is to improve meaningfully upon the existing treatment paradigm through the delivery of improved dosing and convenience, a comparable safety profile, and potentially increased clinical activity. Our approach is to discover and efficiently develop biologics that address emerging targets supported by third-party clinical data and that overcome shortcomings of existing product candidates in development, such as potency, bioavailability, formulation, and pharmacokinetic properties.

Our lead product candidate, JADE101, is a monoclonal antibody (“mAb”) targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production, which we plan to initially develop for the treatment of IgA nephropathy (“IgAN”). Our second product candidate is JADE201, a mAb targeting B cell activating factor receptor (“BAFF-R”) for the treatment of multiple autoimmune disorders.

Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the company, business and scientific planning, conducting discovery and research activities, establishing arrangements with third parties, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible notes (“Convertible Notes”), from which we received gross proceeds of $80.0 million in July 2024 and $15.0 million in September 2024, $205.0 million in gross proceeds from the Pre-Closing Financing (as defined and described in “—Recent Developments - Pre-Closing Financing” below) and approximately $135.0 million in gross proceeds from the Private Placement (as defined and described in “—Recent Developments - Private Placement” below).

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of JADE101, JADE201 and any future product candidates we may develop. We have generated net losses of $25.2 million for the three months ended September 30, 2025 and $95.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $142.5 million. For the nine months ended September 30, 2025, we used net cash of $61.0 million for our operating activities. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we:

•
advance our existing and future research and development and discovery-related development of our JADE101, JADE201 and JADE-003 programs, including potential expansion into additional indications;
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

•
pursue positive results from our current and future clinical trials that support a finding of safety and effectiveness, an acceptable risk-benefit profile in the intended populations and a competitive efficacy, safety and half-life profile;
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

As of September 30, 2025, we had cash and cash equivalents, and investments of $198.9 million. We expect that our existing cash and cash equivalents, and investments, combined with the gross proceeds of approximately $135.0 million from the Private

Placement, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Recent Developments

The Merger

On April 28, 2025, we consummated the previously announced transaction (the “Closing”) pursuant to that certain Agreement and Plan of Merger and Reorganization, dated as of October 30, 2024 (the “Merger Agreement”), by and among Jade Biosciences, Inc., a private Delaware corporation (“Pre-Merger Jade”), Aerovate Therapeutics, Inc., a Delaware corporation (“Aerovate”), Caribbean Merger Sub I, Inc., a Delaware corporation and wholly-owned subsidiary of Aerovate (“First Merger Sub”), and Caribbean Merger Sub II, LLC, a Delaware limited liability company and wholly-owned subsidiary of Aerovate (“Second Merger Sub”). As part of the Closing, First Merger Sub merged with and into Pre-Merger Jade, with Pre-Merger Jade continuing as a wholly owned subsidiary of Aerovate and the surviving corporation of the merger (the “First Merger” and such time, the “First Effective Time”), and Pre-Merger Jade merged with and into Second Merger Sub, with Second Merger Sub being the surviving entity of the merger (the “Second Merger” and, together with the First Merger, the “Merger”). In connection with the Merger, Second Merger Sub changed its name to “Jade Biosciences, LLC” and Aerovate changed its name to “Jade Biosciences, Inc.” Subsequently, Jade Biosciences, LLC merged with and into Jade Biosciences, Inc. We are led by Pre-Merger Jade’s management team and focus on developing differentiated biologic therapies for patients living with autoimmune diseases.

Following the Reverse Stock Split (as defined below), which occurred immediately prior to the Closing of the Merger, and as a result of and upon the First Effective Time, i) each then-outstanding share of common stock, par value $0.0001 per share, of Pre-Merger Jade (the “Pre-Merger Jade common stock”) (including shares of Pre-Merger Jade common stock issued in connection with the Pre-Closing Financing) immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of common stock, par value $0.0001, of Aerovate (the “Company common stock” and prior to the effective time of the Merger, the “Aerovate common stock”) equal to an exchange ratio determined in accordance with the Merger Agreement (the “Exchange Ratio”), (ii) each then-outstanding share of Series Seed Convertible Preferred Stock, par value $0.0001 per share, of Pre-Merger Jade immediately prior to the First Effective Time (excluding shares cancelled pursuant to the Merger Agreement and excluding dissenting shares) automatically converted into the right to receive a number of shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, of Aerovate, which are each convertible into 1,000 shares of Company common stock, equal to the Exchange Ratio divided by 1,000, (iii) each then-outstanding option to purchase Pre-Merger Jade common stock was assumed by Aerovate and was converted into an option to purchase shares of Company common stock, subject to adjustment as set forth in the Merger Agreement, and (iv) each then-outstanding pre-funded warrant to purchase shares of Pre-Merger Jade common stock (including any pre-funded warrants to purchase shares of Pre-Merger Jade common stock issued in the Pre-Closing Financing) was converted into a pre-funded warrant to purchase shares of Company common stock (subject to adjustment as set forth in the Merger Agreement and the form of pre-funded warrant).

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

Pre-Closing Financing

In connection with the Merger, Pre-Merger Jade entered into a subscription agreement with certain new and existing investors of Pre-Merger Jade, in order to provide Jade with additional capital for its development programs, pursuant to which Pre-Merger Jade issued and sold, and certain new and existing investors purchased, 43,947,116 shares of common stock of Pre-Merger Jade

(“Pre-Merger Jade common stock”) and 12,305,898 pre-funded warrants, exercisable for 12,305,898 shares of Pre-Merger Jade common stock (“Pre-Merger Jade pre-funded warrants”), at a purchase price of $5.9407 per share or a purchase price of $5.9406 per pre-funded warrant, for an aggregate amount of $334.2 million, which included $95.0 million of proceeds previously received from the issuance of Convertible Notes (as defined herein) and accrued interest of $8.3 million on such Convertible Notes and the conversion of the Convertible Notes into shares of Pre-Merger Jade pre-funded warrants (the “Pre-Closing Financing”).

Under the Merger Agreement, these shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants were converted into shares of Company common stock and pre-funded warrants to purchase Company common stock in accordance with the Exchange Ratio.

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

Private Placement

On October 6, 2025, we entered into a Securities Purchase Agreement (the "Purchase Agreement”) for a private placement (the “Private Placement”) with certain investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased, for an aggregate purchase price of approximately $135 million, (i) an aggregate of 13,368,164 shares (the “Common Shares”) of our common stock, at a price per share of $9.14, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,402,092 shares of our common stock at a purchase price of $9.1399 per Pre-Funded Warrant, which represents the per share purchase price of the Common Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, as applicable, of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

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

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:

•
costs of funding research performed by third parties that conduct research and development activities on our behalf, including services rendered under the Antibody Discovery and Option Agreement (the “Paragon Option Agreement”) with Paragon Therapeutics, Inc. (“Paragon”) and Parade Biosciences Holding, LLC (“Parade”), with respect to JADE101 for the selected target APRIL, JADE201 research program for the selected target BAFF-R and our JADE-003 program, which has a currently undisclosed target;
•
expenses incurred in connection with continuing our current research programs and discovery- phase development of any programs we may identify, including under future agreements with third parties, such as consultants and contractors; and
•
personnel-related expenses, including recruiting costs, salaries, bonuses, benefits and equity-based compensation expense.

We expense research and development costs as incurred. For the three and nine months ended September 30, 2025, we recognized $5.8 million and $17.5 million of expenses, respectively, in connection with services provided by Paragon under the Paragon Option Agreement and the JADE101 License Agreement in our condensed consolidated statement of operations and comprehensive loss.

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

Results of Operations for the Three Months ended September 30, 2025 and September 30, 2024:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Increase / (Decrease)
Operating expenses
Research and development(1)	$22,010	$13,581	$8,429
General and administrative(2)	5,391	1,384	4,007
Total operating expenses	27,401	14,965	12,436
Loss from operations	(27,401)	(14,965)	(12,436)
Other income / (expense):
Interest income	2,254	388	1,866
Change in fair value of Convertible Notes payable	—	(1,700)	1,700
Other expense	(28)	—	(28)
Total other income (expense), net	2,226	(1,312)	3,538
Net loss	$(25,175)	$(16,277)	$(8,898)

(1) Includes related party amounts of $5.8 million for the three months ended September 30, 2025, and $13.1 million for the three months ended September 30, 2024.

(2) Includes related party amounts of $0.2 million for the three months ended September 30, 2025, and $0.4 million for the three months ended September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the period presented (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Increase / (Decrease)
External research and development costs:
JADE101 external research and development costs(1)	$6,035	$12,631	$(6,596)
JADE201 external research and development costs(2)	6,720	259	6,461
JADE-003 external research and development costs(3)	1,605	301	1,304
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	7,060	380	6,680
Other	590	10	580
Total research and development expenses	$22,010	$13,581	$8,429

(1)
Includes related party amounts of $2.7 million for the three months ended September 30, 2025 and $12.5 million for the three months ended September 30, 2024.

(2)
Includes related party amounts of $0.1 million for the three months ended September 30, 2025 and $0.3 million for the three months ended September 30, 2024.

(3)
Includes related party amounts of $1.6 million for the three months ended September 30, 2025 and $0.3 million for the three months ended September 30, 2024.

(4)
Includes related party amounts of $1.4 million for the three months ended September 30, 2025 and less than $0.1 million for the three months ended September 30, 2024.

Research and development expenses were $22.0 million for the three months ended September 30, 2025 and consisted primarily of the following:

•
$2.5 million of research and development expense related to the achievement of the first-in-human milestone for JADE101;
•
$0.2 million related to services rendered by Paragon under the Paragon Option Agreement and the JADE101 License Agreement for JADE101;
•
$1.1 million related to costs incurred in the early stages of our JADE101 Phase 1 clinical trial;
•
$1.3 million related to chemistry, manufacturing and controls related costs to manufacture our raw materials and for developing drug product for our future clinical trial for JADE101;
•
$1.0 million additional research and development costs related to JADE101;
•
$0.1 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE201;
•
$5.1 million relating to drug product for our expected future clinical trial of JADE201;
•
$1.4 million related to toxicology studies for JADE201;
•
$0.1 million additional research and development costs related to JADE201;
•
$1.6 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts;
•
$7.0 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.0 million related to stock-based compensation expense, and an additional $1.4 million related to stock-based compensation expense related to the pre-funded warrants issuable to Parade under the Paragon Option Agreement (the “Parade Warrants”); and
•
$0.7 million of other research and development expenses.

Research and development expenses were $13.6 million for the three months ended September 30, 2024 and consisted primarily of the following:

•
$12.5 million related to services rendered by Paragon under the Paragon Option Agreement and the JADE101 License Agreement for JADE101;
•
$0.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE201;
•
$0.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts;
•
$0.4 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation expense of less than $0.1 million; and
•
$0.1 million of other research and development costs.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Increase / (Decrease)
Professional, consulting and other fees(1)	$1,806	$1,370	$436
Personnel-related (including stock-based compensation)	3,585	14	3,571
Total general and administrative expenses	$5,391	$1,384	$4,007

(1)
Includes related party amount of $0.2 million for the three months ended September 30, 2025.

General and administrative expenses were $5.4 million for three months ended September 30, 2025 and consisted primarily of the following:

•
$1.8 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with being a public company;
•
$3.6 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $1.8 million; and

General and administrative expenses were $1.4 million for the three months ended September 30, 2024, and consisted primarily of early general and administrative costs relating to professional and consulting fees as well as personnel costs.

Results of Operations for the Nine Months ended September 30, 2025 and the Period from June 18, 2024 (Inception) through September 30, 2024:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024	Increase / (Decrease)
Operating expenses
Research and development(1)	$64,580	$13,659	$50,921
General and administrative(2)	13,983	1,896	12,087
Total operating expenses	78,563	15,555	63,008
Loss from operations	(78,563)	(15,555)	(63,008)
Other income / (expense):
Interest income	4,697	388	4,309
Change in fair value of convertible notes payable(3)	(21,584)	(1,700)	(19,884)
Other expense	(28)	—	(28)
Total other income (expense), net	(16,915)	(1,312)	(15,603)
Net loss	$(95,478)	$(16,867)	$(78,611)

(1)
Includes related party amounts of $17.5 million for the nine months ended September 30, 2025 and $13.2 million for the period from June 18, 2024 (inception) through September 30, 2024.

(2)
Includes related party amounts of $0.3 million for the nine months ended September 30, 2025 and $0.9 million for the period from June 18, 2024 (inception) through September 30, 2024.
(3)
Includes related party amounts of $4.6 million for the nine months ended September 30, 2025 and $0.4 million for the period from June 18, 2024 (inception) through September 30, 2024.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024	Increase / (Decrease)
External research and development costs:
JADE101 external research and development costs(1)	23,051	12,709	10,342
JADE201 external research and development costs(2)	20,230	259	19,971
JADE-003 external research and development costs(3)	3,264	301	2,963
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	16,722	380	16,342
Other	1,313	10	1,303
Total research and development expenses	$64,580	$13,659	$50,921

(1)
Includes related party amounts of $4.7 million for the nine months ended September 30, 2025 and $12.6 million for the period from June 18, 2024 (inception) through September 30, 2024.
(2)
Includes related party amounts of $5.8 million for the nine months ended September 30, 2025 and $0.3 million for the period from June 18, 2024 (inception) through September 30, 2024.
(3)
Includes related party amounts of $3.3 million for the nine months ended September 30, 2025 and $0.3 million for the period from June 18, 2024 (inception) through September 30, 2024.
(4)
Includes related party amounts of $3.9 million for the nine months ended September 30, 2025 and less than $0.1 million for the period from June 18, 2024 (inception) through September 30, 2024.

Research and development expenses were $64.6 million for the nine months ended September 30, 2025 and consisted primarily of the following:

•
$2.5 million of research and development expense related to the achievement of the first-in-human milestone for JADE101;
•
$2.2 million related to services rendered by Paragon under the Paragon Option Agreement and the JADE101 License Agreement for JADE101;
•
$5.5 million related to toxicology studies for JADE101;
•
$9.9 million related to chemistry, manufacturing and controls related costs to manufacture our raw materials and for developing drug product for our future clinical trial for JADE101;
•
$1.6 million related to early clinical related spend for JADE101;
•
$1.4 million additional research and development costs related to JADE101;
•
$5.8 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE201, including $1.5 million for achievement of the nomination of a development candidate milestone;
•
$3.8 million related to toxicology studies for JADE201;
•
$10.8 million of manufacturing drug product for our expected future clinical trial of JADE201;
•
$3.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts;
•
$16.6 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $2.8 million related to stock-based compensation expense, and an additional $3.9 million related to stock-based compensation expense related to the Parade Warrants; and

•
$1.4 million of other research and development expenses.

Research and development expenses were $13.7 million for the period from June 18, 2024 (inception) through September 30, 2024 and consisted primarily of the following:

•
$12.6 million related to services rendered by Paragon under the Paragon Option Agreement and the JADE101 License Agreement for JADE101;
•
$0.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE201;
•
$0.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement in connection with JADE-003 discovery efforts; and
•
$0.4 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation expense of less than $0.1 million;

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024	Increase / (Decrease)
Professional, consulting and other fees(1)	$5,722	$1,882	$3,840
Personnel-related (including stock-based compensation)	8,261	14	8,247
Total general and administrative expenses	$13,983	$1,896	$12,087

(1)
Includes related party amounts of $0.3 million for the nine months ended September 30, 2025 and $0.2 million for the period from June 18, 2024 (Inception) through September 30, 2024.

General and administrative expenses were $14.0 million for the nine months ended September 30, 2025 and consisted primarily of the following:

•
$5.7 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with becoming and being a public company;
•
$8.3 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $3.9 million;

General and administrative expenses were $1.9 million for the period from June 18, 2024 (inception) through September 30, 2024 and consisted primarily of early general and administrative costs relating to professional and consulting fees.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical development of our programs and continue clinical development of JADE101. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our Convertible Notes and the Pre-Closing Financing. In July 2024, we received $80.0 million in gross proceeds from the issuance of our Convertible Notes, in September 2024 we received $15.0 million in gross proceeds for the issuance of additional Convertible Notes, and in April 2025 we received $205 million in gross proceeds from the Pre-Closing Financing. As of September 30, 2025, we had cash and cash equivalents of $50.1 million, and investments of $148.8 million. Additionally, we received approximately $135 million in gross proceeds related to the Private Placement which closed in October 2025.

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

Cash Flows

The following table summarizes our cash flows for the period presented (in thousands):

	Nine Months Ended September 30, 2025	Period from June 18, 2024 (Inception) Through September 30, 2024
Net cash used in operating activities	$(61,040)	$(6,802)
Net cash used in investing activities	$(148,844)	—
Net cash provided by financing activities	190,608	94,772
Effect on exchange rates on cash and cash equivalents	(4)	—
Net increase in cash and cash equivalents	$(19,280)	$87,970

Net Cash Used in Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $61.0 million, which was primarily attributable to a net loss of $95.5 million, partially offset by non-cash charges of $32.1 million and changes in operating assets and liabilities of $2.3 million. Non-cash charges consisted of a $21.6 million increase in the fair value of convertible notes payable and $10.6 million increase in stock-based compensation expense. Net cash provided by changes in our operating activities consisted of a change of $7.4 million related to accrued expenses and other current liabilities, partially offset by a $3.5 million decrease in related party accrued expenses and other current liabilities and a $1.7 million increase in prepaid expenses. The increase in accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepaid research and development expenses with our contract research organization as well as prepaid contracts for our Directors and Officers liability insurance.

From June 18, 2024 (inception) to September 30, 2024, net cash used in operating activities was $6.8 million, which was primarily attributable to a net loss of $16.9 million, offset by non-cash charges of $10.1 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $148.8 million, which was driven by purchases of investments and leasehold improvements related to the lease of our Canadian office space.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $190.6 million, which primarily related to the $205.0 million in gross proceeds from the Pre-Closing Financing partially offset by $14.5 million of deferred offering costs.

From June 18, 2024 (inception) to September 30, 2024, net cash provided by financing activities was $94.8 million, consisting of $95.0 million of net proceeds from the issuance of the convertible notes, partially offset by $0.2 million of payments in deferred offering costs.

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

Our funding requirements and timing and amount of our operating expenditures will depend on many factors, including, but not limited to:

•
the rate of progress in the development of our existing and future research and development and discovery-related development of our JADE101, JADE201 and JADE-003 programs, including potential expansion into additional indications;
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

As of September 30, 2025 we had cash and cash equivalents, and investments of $198.9 million. We expect that our existing cash and cash equivalents, and investments, together with the proceeds from the October 2025 PIPE, will be sufficient to fund our operating plans for at least twelve months from the issuance of the condensed consolidated financial statements for the nine months ended September 30, 2025. We expect to continue to incur substantial losses for the foreseeable future, and our transition to profitability will depend upon successful development, approval and commercialization of our product candidates and upon achievement of sufficient revenues to support our cost structure.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements as of September 30, 2025. See Notes 11, 12, 13, and 17 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Vancouver, Canada, and other commitments, including the commitments under the Paragon Option Agreement, JADE101 License Agreement and JADE201 License Agreement.

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

While our significant accounting policies are described in more detail in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 2 to our audited consolidated financial statements and the related notes thereto beginning on page F-22 of Aerovate's definitive proxy statement/prospectus filed on Form S-4 with the SEC, most recently amended on March 24, 2025 and declared effective on March 25, 2025, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.

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

We accrue for expenses resulting from obligations under the Paragon Option Agreement between Paragon, Parade, and us and agreements with CROs, CMOs, and other outside service providers for which payment flows do not match the periods over which materials or services are provided to us. Accruals are recorded based on estimates of services received and efforts expended pursuant to agreements established with Paragon, CROs, CMOs, and other outside service providers. These estimates are typically based on contracted amounts applied to the proportion of work performed and determined through analysis with internal personnel and external service providers as to the progress or stage of completion of the services. We make significant judgments and estimates in determining the accrual balance in each reporting period. In the event advance payments are made to Paragon, a CRO, CMO, or outside service provider, the payments will be recorded as a prepaid asset which will be expensed as the contracted services are performed. Changes in these estimates that result in material changes to our accruals could materially affect our results of operations.

As of September 30, 2025, we have not experienced any material deviations between accrued and actual research and development expenses.

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

The Black-Scholes model uses inputs that are determined by our board of directors on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards and our expected dividend yield. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate our expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 9 to our unaudited condensed consolidated financial statements for information concerning certain of the specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.

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

Convertible Notes

Immediately prior to the effective time of the Merger, shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants were issued pursuant to the conversion of the Convertible Notes based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of September 30, 2025, there are no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Jade Common Stock and 4,289,744 Jade pre-funded warrants.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact Jade’s financial position, results of operations or cash flows is disclosed in Note 2 to our unaudited condensed consolidated financial statements as of September 30, 2025.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
We are a clinical stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.
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
•
Our programs are in the clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
We are substantially dependent on the success of JADE101, and our current and anticipated future clinical trials of such product candidate may not be successful.
•
If we do not achieve our projected development objectives in the time frames we announce and expect, the commercialization of our product candidates may be delayed, which may harm our reputation and prospects, increase our expenses and cause our stock price to decline.
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

•
We may find it difficult to enroll patients in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling patients in our current clinical trial of JADE101 or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

Risk Factors

Risks Related to Our Limited Operating History, Financial Position and Capital Requirements

We are a clinical stage biotechnology company with a limited operating history on which to assess our business; we have not completed any clinical trials, and we have no products approved for commercial sale, which may make it difficult to evaluate our current business and likelihood of success and viability.

We are a clinical stage biotechnology company with limited operating history. Since our inception, we have incurred operating losses with no corresponding revenue and have utilized substantially all of our resources to identify, license and develop our product candidates, organize and staff our company and provide other general and administrative support for our operations. We have no significant experience as a company in initiating, conducting or completing preclinical studies or clinical trials. In part because of this lack of experience, we cannot be certain that our preclinical studies or clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical studies and clinical trials of, and seek regulatory approval for our product candidates, advance discovery efforts with respect to our research and development programs, and advance any future programs and product candidates that we may license. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies to perform preclinical studies or clinical trials in addition to or more expansive than those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

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

As a result, we will require substantial additional funding to continue our operations. As of September 30, 2025, we had $50.1 million of cash and cash equivalents, and $148.8 million of investments. We expect that our existing cash and cash equivalents, and investments, combined with the gross proceeds of approximately $135.0 million from the October 2025 PIPE, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our unaudited condensed consolidated financial statements for the three months ended September 30, 2025 were issued. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

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

We have incurred significant net losses in each period since we commenced operations in June 2024. We generated net losses of $47.0 million for the period from June 18, 2024 (inception) to December 31, 2024. For the nine months ended September 30, 2025, we had net losses of $95.5 million. As of September 30, 2025, we had an accumulated deficit of $142.5 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
make milestone payments to Paragon under the Paragon Option Agreement and the license agreements with Paragon relating to JADE101 and JADE201 (together, the “Paragon License Agreements”), and under any additional future collaboration or license agreements that we enter into;
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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies, including Biogen Inc., Biohaven, Ltd., Calliditas Therapeutics AB, Climb Bio, Inc., Novartis AG, Otsuka Pharmaceutical Co., Ltd., Takeda Pharmaceutical Company Limited, Travere Therapeutics, Inc., Vera Therapeutics, Inc., Vertex Pharmaceuticals Incorporated, and Vor Biopharma Inc. as well as academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

Our programs are in the clinical and preclinical stages of development and may fail in development or suffer delays that materially and adversely affect our viability. If we or our current or future collaborators are unable to complete development of or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no commercially approved products. Our programs are in the clinical and preclinical stages of development, and we have not completed any clinical trials. As a result, we expect it will be many years before we commercialize any product candidate, if ever. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing, our product candidates, either alone or with third parties, and we cannot guarantee you that we will ever obtain regulatory approval for any of our product candidates. We have not yet demonstrated our ability to complete any clinical trials, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Before obtaining regulatory approval for the commercial distribution of any product candidate, we or an existing or future collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of the product candidate.

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
•
clinical trials of any product candidates may fail to show safety or efficacy, or may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon a product development program;
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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trial for a product candidate may be delayed. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including New Zealand, Australia, countries in the EU and countries in Asia.

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

We are substantially dependent on the success of JADE101, and our current and anticipated future clinical trials of such product candidate may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, JADE101. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We initiated a Phase 1 clinical trial of JADE101 in healthy volunteers in New Zealand in August 2025. The success of JADE101 is dependent on observing suppression of IgA levels and improved pharmacokinetic properties compared to other anti-APRIL monoclonal antibody product candidates in clinical development. This is based in part on the assumption that the increased in vitro potency and improved pharmacokinetics observed in non-human primates (“NHPs”) will translate into a suppression of IgA levels and improved pharmacokinetic properties of JADE101 in humans, resulting in a more convenient dosing regimen. To the extent we do not observe this suppression of IgA levels or improved pharmacokinetic properties in our Phase 1 clinical trial of JADE101 or in additional clinical trials, it would significantly and adversely affect the clinical and commercial potential of JADE101.

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

The success of our product candidates will depend on a variety of factors. We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights, potential threats from the intellectual property rights of third parties and the manufacturing, marketing, distribution and sales efforts of any current or future collaborator. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of these product candidates, even if approved. If we are not successful in obtaining regulatory approval and commercializing JADE101, JADE201 or future product candidates, or are significantly delayed in doing so, our business will be materially harmed.

If we do not achieve our projected development objectives in the time frames we announce and expect, the commercialization of our product candidates may be delayed which may harm our reputation and prospects, increase our expenses and cause our stock price to decline.

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, such as the expected timing for the initiation of our Phase 1 clinical trial of JADE201, the timing for receipt of clinical data, such as mechanistic clinical proof-of-concept data and data from the Phase 1 clinical trial of JADE101 in healthy volunteers, and the timing for the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

The target patient population for the treatment of IgAN is small and has not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.

Our estimates of both the number of patients who have IgAN, as well as the subset of patients with the disease in a position to receive treatment from JADE101 (i.e., those with proteinuria > 0.5g/day), if approved, are based on our beliefs, and these estimates may prove to be incorrect. These estimates have been derived from a variety of sources, including scientific literature, input from physicians that treat patients with the diseases we are targeting, patient foundations and secondary market research databases. For example, our estimates of the prevalence of IgAN in certain geographies are based in part on the published prevalence of IgAN among patient populations in the United States split across ethnicities, and our own analyses of prevalence in Europe, and on published disease incidence rates for certain geographies and estimated for the populations of such geographies. Further, new studies may change the estimated incidence or prevalence of IgAN, and any regulatory approvals that we may receive for JADE101 may include limitations for use or contraindications that decrease the addressable patient population. Similar considerations would apply to estimates of patient population for target indications we select for JADE201 and any future product candidates. Accordingly, our target patient populations may turn out to be lower than expected, in which case the potential revenues from sales of our product candidates, if approved, would be lower than expected.

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

We may ultimately discover that utilizing half-life extension technologies for our specific targets and indications and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. We currently have only preclinical data regarding the increased half-life properties of our product candidates, and the same results may not be seen in humans. In addition, product candidates using half-life extension technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. We plan to use the data from our Phase 1 trial of JADE101 in healthy volunteers to support additional clinical trials. However, there is no guarantee the data from such Phase 1 trial will support additional trials. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional patients, our development timelines may be delayed. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We may find it difficult to enroll patients in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling patients in our current clinical trial of JADE101 or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our current or future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until our conclusion. In particular, as a result of the inherent difficulties in diagnosing IgAN, an indication with relatively small patient populations, and the significant competition for recruiting patients with IgAN in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, because we are initially focused on developing product candidates for indications for which there is significant competition for recruiting patients, we may encounter similar challenges for patient enrollment when we commence clinical programs for additional product candidates in the future. Further, there are four recently approved products for the treatment of IgAN, with additional products likely to gain approval in the next year, and patients may decide, or physicians may recommend, to use such approved treatments instead of enrolling in clinical trials.

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

Our current and future clinical trials or those of our current or future collaborators may reveal significant adverse events or undesirable side effects not seen in our preclinical studies and may result in a safety profile that could halt clinical development, inhibit regulatory approval or limit commercial potential or market acceptance of any of our product candidates.

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We have not yet completed any clinical trials in humans. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting patients to such trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. For example, although anti-APRIL monoclonal antibodies have been generally well tolerated in clinical trials to date, two cases of decreased Immunoglobulin G (“IgG”) levels to a threshold requiring dosing interruption mandated by the protocol were reported by Chinook Therapeutics in the ADU-CL-19 study, an ongoing phase 1/2 trial investigating BION-1301 (zigakibart) in patients with IgAN (NCT03945318). Infections were not reported in the patients with low IgG levels; however, low IgG levels are a known risk factor for increased infection risk. Because JADE101 will have a similar mechanism of action, it is possible that patients in our future clinical trials could exhibit decreased IgG levels, which could lead to infections. We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to our tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

Because we have limited financial and managerial resources, we focus our research and development efforts on certain selected programs. For example, we are initially focused primarily on our initial product candidate, JADE101. As a result, we may forgo or delay pursuit of opportunities with other programs that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. In addition, we select product candidates amongst a variety of potential product candidates from Paragon, and the product candidates we select may fail to be viable commercial products or the product candidates we do not select may have a greater likelihood of success.

Any approved products resulting from our current programs or any future program may not achieve adequate market acceptance among clinicians, patients, healthcare third-party payors and others in the medical community necessary for commercial success and we may not generate any future revenue from the sale or licensing of such products.

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control. There are four recently approved products and product candidates in later stages of development for the treatment of IgAN, including Tarpeyo®, Filspari®, Fabhalta®, and Vanrafia®. Tarpeyo® and Filspari® both lead to modest benefits on kidney function. Vanrafia received accelerated approval in April2025 for the treatment of IgAN based on interim results in IgAN patients. Vanrafia treatment led to a 36% decrease in urine protein creatinine ratio (“UPCR”) compared to placebo. Vanrafia’s long-term effect on kidney function stabilization has not yet been reported. However, JADE101 is designed to block the activity of APRIL and incorporate advanced antibody engineering to optimize half-life of antibodies targeting IgAN; to date, no such disease-modifying therapy that depletes pathogenic IgA and stabilizes kidney function has been approved by the FDA for the treatment of IgAN, though several such agents are in advanced clinical development and close to approval. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates anti-APRIL antibodies and half-life extension for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, although we believe that the improved dosing and convenience we expect our product candidates to provide will improve market acceptance of such product candidates and that our candidates will have a competitive efficacy profile, our predictions may not be accurate and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

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

We are currently conducting our Phase 1 clinical trial of JADE101 in New Zealand, and we may choose to conduct one or more of our future clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on our determination that the trials also complied with all applicable U.S. laws and regulations. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

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

We rely on our collaboration with a third party, Paragon, for a substantial portion of our discovery capabilities and for the rights necessary to develop and commercialize our product candidates. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the Paragon License Agreements. However, Paragon could terminate each of the Paragon License Agreements under certain circumstances, including our failure to make any payments owed to Paragon under the agreement or any uncured material breach of the agreement by us, in which event we may lose intellectual property rights and may not be able to develop or commercialize the product candidates covered by that agreement, including JADE101 or JADE201, as applicable.

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

In addition, we plan to rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”), for formulation and manufacturing of our Phase 1 clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. WuXi Biologics (Hong Kong) is a subsidiary or affiliate of WuXi Biologics, which was previously identified in the U.S. legislation proposed in 2024 known as the BIOSECURE Act as a biotechnology “company of concern.” The BIOSECURE Act as it was introduced in the House of Representatives in 2024 would have prohibited federal agencies from entering into procurement contracts with, as well as providing grants and loans to, an entity that uses biotechnology equipment or services from a biotechnology company of concern, and includes a grandfathering provision allowing biotechnology equipment and services provided or produced by named “biotechnology companies of concern” under a contract or agreement entered into before the effective date until January 1, 2032. The pathway and timing for the BIOSECURE Act or its provisions to become law is uncertain. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, we could be potentially restricted from pursuing U.S. federal government business or grants in the future if we continue to use WuXi Biologics (Hong Kong) and if WuXi Biologics (Hong Kong) or other parties we contract with are identified as “biotechnology companies of concern” beyond the grandfathering period. Foreign CMOs may be the target of U.S. legislation, including a new version of the BIOSECURE Act, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies.

The biopharmaceutical industry in China is strictly regulated by the Chinese government. Changes to Chinese regulations or government policies affecting biopharmaceutical companies are unpredictable and may have a material adverse effect on our collaborators in China which could have an adverse effect on our business, financial condition, results of operations and prospects. In addition, the United States government has imposed significant tariffs on imports from China and other countries and may impose more restrictions on goods, including biologically derived substances, manufactured in or imported from China or other countries or impose other restrictions on companies’ ability to work with Chinese or other foreign counterparties. Evolving changes in China’s public health, economic, political, and social conditions and the uncertainty around China’s relationship with other governments, such as the United States and the UK, could also negatively impact our ability to manufacture our product candidates for our planned clinical trials or have an adverse effect on our ability to secure government funding, which could adversely affect our financial condition and cause us to delay our clinical development programs. Furthermore, if a version of the BIOSECURE Act becomes law, and one or more of our collaborators or vendors in China, including WuXi Biologics (Hong Kong), is deemed to be a biotechnology company of concern, our operations and financial condition may be negatively impacted as a result of any delays or increased costs arising from the trade restrictions and other foreign regulatory requirements affecting such collaborators. In addition, while we have established relationships with CROs and CMOs outside of China, moving to those suppliers in the event of a geopolitical instability affecting our collaborators in China could introduce delays into the development program.

We rely on the use of third-party CMOs to manufacture our product candidates, and we expect to continue to rely on third-party CMOs to produce our products, if approved. Our business could be adversely affected if we are unable to use third-party manufacturing suites or if the third-party manufacturers encounter difficulties in production.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a single source for our supply of our product candidates and recently entered into an agreement with a second supplier. If there should be any disruption in such supply arrangement, including any adverse events affecting our sole supplier, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our contract manufacturing partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, or our future contract manufacturers, any current or future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the European Union (“EU Member States”) or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU Member States or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel, including our Chief Executive Officer, Chief Scientific Officer and Head of Research & Development and other key members of our leadership team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. For example, in September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

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

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications and we in-license rights to JADE101. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements and the Paragon Option Agreement and the Paragon License Agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We do not currently own any patents, but have licensed certain patent rights from Paragon under the Paragon License Agreements and expect to in the future prosecute underlying intellectual property for JADE101 and JADE201 and some or all of the in-licensed or owned product candidates that we develop. Paragon has filed patent applications directed to anti-APRIL monoclonal antibodies, including applications covering composition of matter, pharmaceutical formulations, and methods of using such antibodies, including JADE101. Paragon has also filed provisional patent applications directed to monoclonal antibodies that target BAFF-R, including applications covering the composition of matter, pharmaceutical formulations, and methods of using such antibodies, including JADE201. However, we may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets or other intellectual property. Filing, prosecuting, maintaining and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications, and in-license our rights to JADE101 and JADE201. Our currently licensed or future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

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

While we have the right to control prosecution, defense, maintenance and enforcement of patents in-licensed under the Paragon License Agreements once the trigger for transfer of prosecution control is met, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. For example, Paragon currently has the right to file patent applications and control prosecution with respect to any other inventions that may fall within the Paragon Option Agreement, including those that may apply to JADE-003. If we, Paragon or any of our future licensors or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under the Paragon License Agreements following the point at which such control is assumed, we may still be adversely affected or prejudiced by actions or inactions of Paragon, additional licensees, or licensors and their counsel prior to the date upon which we assume control over patent prosecution. For example, prior to entering into the Paragon License Agreements, Paragon was responsible for the prosecution, defense, maintenance and enforcement of patents related to JADE101 and JADE201. Subsequent to entering into such license agreements, we control patent prosecution over JADE101 and JADE201 following the trigger for transfer of prosecution control for the applicable program to us.

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

Our success will depend in part on our and our current and future licensors’ (including Paragon’s) ability to obtain, maintain and enforce patent protection for our licensed intellectual property. After entry into the Paragon License Agreements, and once the trigger for transfer of prosecution control is met, we control the prosecution, maintenance, enforcement and defense of JADE101 and JADE201. Prior to entering into the Paragon License Agreements, Paragon held such rights. We, Paragon and our future licensors may not successfully prosecute the patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we and our future licensors (including Paragon) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for any in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use or license the licensed technology outside of the scope of our license, use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse. In addition, while there are certain restrictions on Paragon’s ability to develop products that could be competitive with ours as more fully described in Note 11 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, these restrictions may not prevent the possible future license or development by Paragon of certain technology that could lead to product candidates competitive with ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, including failing to approve the most commercially promising indications, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals for our product candidates, we will not be able to commercialize, or will be delayed in commercializing, this could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects. In addition, the FDA and foreign regulatory authorities may undergo leadership changes, change their policies, issue additional regulations or revise existing regulations, or take other actions, such as those implemented by the recently established Department of Government Efficiency, which may impact our clinical development plans or prevent or delay approval of our product candidates under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals and increase the costs of compliance. Since the start of President Trump’s administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. It is difficult to predict how executive actions that may be taken under the current administration may affect the FDA's ability to exercise its regulatory authority. If any actions impose constraints on the FDA's ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted. Additionally, federal government could adopt legislation, regulations or policies that adversely affect our business or create a more challenging and costly environment to pursue the development, approval and commercialization of our product candidates.

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

Disruptions at the FDA and other agencies or comparable foreign regulatory authorities may also slow the time necessary for the review and approval of applications for clinical trial or marketing authorization, which would adversely affect our business. For example, in recent years, including in 2018, 2019 and 2025, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Additionally, action by the Trump administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics

(particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, we and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In September 2025, President Trump announced plans to impose 100% tariffs on imported branded or patented pharmaceuticals, unless the importing company is building U.S. manufacturing capacity. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Uncertainty and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The Federal Reserve has raised interest rates multiple times in recent years in response to concerns about inflation and it may raise them again. High interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East and rising tensions with China have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Paragon is a biotechnology company that performs research and development activities to discover and engineer novel antibody candidates for various therapeutic targets. Fairmount beneficially owns more than 5% of our capital, currently has two representatives appointed to our Board and beneficially owns more than 5% of Paragon. In addition, Paragon is the licensor of JADE101 and JADE201 and has granted us an exclusive option to an exclusive license with respect to the JADE-003 program. Specifically, we and Paragon have entered into the Paragon License Agreements and we, Paragon and Parade, an entity formed by Paragon to hold equity in us and share profits with certain employees of Paragon, have entered into the Paragon Option Agreement, pursuant to which we have the option to acquire exclusive rights to certain antibody candidates discovered and developed by Paragon with respect to our JADE-003 program. We have exercised the option with respect to JADE201. Although we have the right to control the prosecution, defense, maintenance and enforcement of the patents underlying the licenses we have obtained and in the future may obtain from Paragon in connection with the Paragon Option Agreement after entry into the applicable license agreement and the trigger for transfer of prosecution control is met, we rely on Paragon to obtain, maintain and enforce such patents prior to our exercise of the option and entry into a license agreement. We also reimburse Paragon for certain development costs related to our selected targets and will grant Parade warrants to purchase our common stock as part of the Paragon Option Agreement. Fairmount, an investment firm, that has launched and funded several biotechnology companies, including us, beneficially own 9.99% of our common stock assuming no conversion of the Series A Preferred Stock, which is non-voting, into common stock, and 19.99% assuming conversion of the Series A Preferred Stock into common stock (in each case, subject to beneficial ownership limitations and based on the number of shares of common stock outstanding as of September 30, 2025, and assuming no exercise of outstanding options).

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

We do not expect to become profitable in the near future and may never achieve profitability. As of September 30, 2025, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

The class structure of our capital stock may limit your ability to influence corporate matters and may limit your visibility with respect to certain transactions.

The class structure of our capital stock may limit your ability to influence corporate matters. Holders of our common stock are entitled to one vote per share, while holders of the Series A Preferred Stock are not entitled to any votes. Nonetheless, each share of the Series A Preferred Stock may be converted at any time into 1,000 shares of our common stock at the option of our holder by providing written notice to us, subject to the limitations provided for in our articles of incorporation. Consequently, if holders of the Series A Preferred Stock exercise their option to make this conversion, this will have the effect of increasing the relative voting power of those prior holders of the Series A Preferred Stock, and correspondingly decreasing the voting power of the holders of our common stock, which may limit your ability to influence corporate matters. Additionally, stockholders who hold, in the aggregate, more than 10% of our common stock and Series A Preferred Stock, but 10% or less of our common stock, and are not otherwise an insider, may not be required to report changes in their ownership due to transactions in the Series A Preferred Stock pursuant to Section 16(a) of the Exchange Act, and may not be subject to the short-swing profit provisions of Section 16(b) of the Exchange Act.

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on May 1, 2025).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on October 7, 2025).

10.1†††

Securities Purchase Agreement, dated October 6, 2025, by and among Jade Biosciences, Inc. and each purchaser identified on Annex A thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on October 7, 2025).

10.2†	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40544), filed with the SEC on October 7, 2025).

10.3#†*	Separation Agreement and General Release, by and between Jade Biosciences, Inc. and Hetal Kocinsky, M.D., dated September 10, 2025.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Jade Biosciences, Inc.

Date: November 14, 2025	By:	/s/ Tom Frohlich
Name: Tom Frohlich
Title: Chief Executive Officer

Date: November 14, 2025	By:	/s/ Bradford Dahms
Name: Bradford Dahms
Title: Chief Financial Officer