Form 10-Q
period 2026-03-31
Jade Biosciences, Inc.
filed 2026-05-07
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 1, 2026, the registrant had 49,359,875 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$55,085	$88,438
Investments	256,210	247,720
Prepaid expenses and other current assets	7,222	12,658
Total current assets	318,517	348,816
Property and equipment, net	157	170
Operating lease right-of-use asset	690	726
Other assets	69	69
Total assets	$319,433	$349,781
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	3,979	2,151
Accrued expenses and other current liabilities	14,852	9,419
Related party accrued expenses and other current liabilities	794	4,969
Warrant liability, related party	2,667	—
Total current liabilities	22,292	16,539
Long-term liabilities:
Long-term lease liability	679	724
Total liabilities	22,971	17,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 12,622 shares authorized as of both March 31, 2026 and December 31, 2025; 12,622 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 49,345,967 and 49,316,287 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	511,554	506,771
Accumulated other comprehensive (loss) income	(342)	129
Accumulated deficit	(214,757)	(174,389)
Total stockholders’ equity	296,462	332,518
Total liabilities and stockholders' equity	$319,433	$349,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating expenses:
Research and development(1)	$36,053	$20,023
General and administrative(2)	7,392	3,361
Total operating expenses	43,445	23,384
Loss from operations	(43,445)	(23,384)
Other income (expense):
Interest income	3,102	615
Change in fair value of Convertible Notes payable(3)	—	(15,400)
Other expense	(9)	—
Total other income (expense), net	3,093	(14,785)
Net loss before income tax expense	(40,352)	(38,169)
Income tax expense	(16)	—
Net loss	$(40,368)	$(38,169)
Other comprehensive income (loss):
Currency translation adjustment	2	—
Unrealized loss on investments	(473)	—
Comprehensive loss	$(40,839)	$(38,169)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(12.10)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$(573.44)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	57,777,165	3,155,500
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	12,622	—

(1) Includes related party amounts of $4.3 million and $7.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively (see Note 10).

(2) Includes related party amounts of $0.2 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively (see Note 10).

(3) Includes no related party amounts for the three months ended March 31, 2026 and $3.3 million for the three months ended March 31, 2025 (see Note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	20,000,000	$2	—	—	3,672,794	$1	$179	$—	$(46,979)	$(46,799)
Stock-based compensation	—	—	—	—	—	—	1,458	—	—	1,458
Net loss	—	—	—	—	—	—	—	—	(38,169)	(38,169)
Balance at March 31, 2025	20,000,000	$2	—	$—	3,672,794	$1	$1,637	$—	$(85,148)	$(83,510)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	—	$—	12,622	2	49,316,287	$5	$506,771	$129	$(174,389)	$332,518
Exercise of stock options	—	—	—	—	29,680	—	45	—	—	45
Currency translation adjustment	—	—	—	—	—	—	—	2	—	2
Unrealized loss on investments	—	—	—	—	—	—	—	(473)	—	(473)
Stock-based compensation	—	—	—	—	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	—	—	—	—	(40,368)	(40,368)
Balance at March 31, 2026	—	$—	12,622	$2	49,345,967	$5	$511,554	$(342)	$(214,757)	$296,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net loss	$(40,368)	$(38,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Convertible Notes payable	—	15,400
Stock-based compensation	7,405	2,423
Non-cash lease expense	26	8
Accretion/amortization on investments	(493)	—
Depreciation expense	9	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,444	(507)
Other assets	—	(60)
Accounts payable	2,328	2,677
Accrued expenses and other current liabilities	5,772	(1,948)
Related party accrued expenses and other current liabilities	(4,175)	1,410
Operating lease liabilities	(29)	9
Net cash used in operating activities	(24,081)	(18,757)
Cash flows from investing activities:
Purchases of investments	(73,898)	—
Proceeds from sales/maturities of investments	65,428	—
Net cash used in investing activities	$(8,470)	$—
Cash flows from financing activities:
Payment of deferred offering costs	—	(700)
Issuance costs from the December PIPE Financing	(809)	—
Issuance costs from the October PIPE Financing	(31)	—
Proceeds from stock option exercises	45	—
Net cash used in financing activities	(795)	(700)
Effect on exchange rates on cash and cash equivalents	(7)	—
Net decrease in cash and cash equivalents	(33,353)	(19,457)
Cash and cash equivalents at beginning of period	88,438	69,386
Cash and cash equivalents at end of period	$55,085	$49,929

Supplemental disclosure of non-cash operating, investing, and financing activities:
Purchases of property and equipment in accounts payable	$—	$5
Deferred offering costs in accounts payable or accrued expenses and other current liabilities	$—	$1,091
Operating lease liability arising from obtaining right-of-use asset	$—	$773

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of March 31, 2026, its results of operations for the three months ended March 31, 2026 and March 31, 2025 and cash flows for the three months ended March 31, 2026 and March 31, 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements for the period ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Annual Report”). The accompanying condensed consolidated statements include accounts of the Company and its wholly owned subsidiaries, Jade Biosciences Canada ULC, Jade Biosciences MA Security Corporation, and Aerovate MA Securities Corporation (dissolved on December 29, 2025). All intercompany amounts are eliminated in consolidation.

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

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

negative cash flows from operations since inception. The Company has incurred a net loss of $40.4 million and $38.2 million for the three months ended March 31, 2026 and March 31, 2025, respectively. For the three months ended March 31, 2026, the Company used net cash of $24.1 million for its operating activities. As of March 31, 2026, the Company had cash and cash equivalents of $55.1 million, and investments of $256.2 million.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its product candidates and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company expects that its existing cash and cash equivalents, and investments of $311.3 million as of March 31, 2026, will be sufficient to fund its forecasted operating expenses and capital expenditure requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Annual Report, beginning on page F-9. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

3. Investments

The following is a summary of the Company’s investment portfolio (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair value
Investments:
Current marketable securities:
U.S treasury securities	$45,005	$4	$(27)	$44,982
U.S. government-sponsored agency securities	61,008	1	(133)	60,876
Commercial paper	9,884	—	(3)	9,881
Corporate debt securities	140,629	10	(168)	140,471
Total	$256,526	$15	$(331)	$256,210

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

As of March 31, 2026, all of the Company’s investments are available to the Company for use in current operations. As a result, the Company has classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. The following table shows the fair value of the Company’s investments, by contractual maturity, as of March 31, 2026 (in thousands):

	As of March 31, 2026
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$44,982	$—	$44,982
U.S. government-sponsored agency securities	16,638	44,238	60,876
Commercial paper	9,881	—	9,881
Corporate debt securities	102,267	38,204	140,471
Total	$173,768	$82,442	$256,210

The following table shows the fair value of the Company’s investments, by contractual maturity, as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$49,893	$5,034	$54,927
U.S. government-sponsored agency securities	10,045	51,270	61,315
Commercial paper	8,907	—	8,907
Corporate debt securities	60,659	61,912	122,571
Total	$129,504	$118,216	$247,720

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,471	$—	$—	$54,471
Current investments:
U.S. treasury securities	—	44,982	—	44,982
U.S. government-sponsored agency securities	17,939	42,937	—	60,876
Commercial paper	—	9,881	—	9,881
Corporate debt securities	131,518	8,953	—	140,471
Total	$203,928	$106,753	$—	$310,681

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,989	$—	$—	$87,989
Current investments:
U.S. treasury securities	—	54,927	—	54,927
U.S. government-sponsored agency securities	14,024	47,290	—	61,314
Commercial paper	—	8,907	—	8,907
Corporate debt securities	109,075	13,497	—	122,572
Total	$211,088	$124,621	$—	$335,709

As of March 31, 2026, cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

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

For the three months ended March 31, 2026, there were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued research and development contract costs	$11,389	$3,323
Accrued employee compensation and benefits	2,746	4,729
Accrued professional and consulting	717	1,367
	$14,852	$9,419

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

The Convertible Notes were recorded at the fair value of $95.0 million on the respective issuance dates and were remeasured to the fair value of $107.6 million as of December 31, 2024. The Convertible Notes were remeasured immediately prior to the Closing with a fair value of $129.2 million. For the three months ended March 31, 2025, the change in fair value incurred was $15.4 million, which includes accrued interest of $2.8 million, and was recorded within other expense, net in the Company's condensed consolidated statement of operations and comprehensive loss. The Convertible Notes converted on April 28, 2025 and, as such, there was no change in fair value for the three months ended March 31, 2026.

Immediately prior to the effective time of the Merger, the Convertible Notes converted into shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of March 31, 2026 and December 31, 2025, there were no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Pre-Merger Jade common stock and 4,289,744 Pre-Merger Jade pre-funded warrants.

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

The pre-funded warrants were recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. As of March 31, 2026, 390,853 of the pre-funded warrants have been exercised and 7,375,394 pre-funded warrants remain outstanding.

In October 2025, in connection with a private placement, the Company issued and sold 1,402,092 pre-funded warrants, at a purchase price of $9.1399 per warrant, exercisable for 1,402,092 shares of the Company’s common stock at an exercise price of

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

$0.0001 per share. As of March 31, 2026, none of the pre-funded warrants have been exercised and 1,402,092 pre-funded warrants remain outstanding related to the October financing.

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

As of March 31, 2026, Series A Preferred Stock consisted of the following (in thousands, except share amounts):

	March 31, 2026
	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series A Preferred Stock	12,622	12,622	$2	12,622,000
	12,622	12,622	$2	12,622,000

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) filed in connection with the Redomestication, holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same form as, dividends actually paid on shares of Company common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock shall rank on parity with the Company common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of March 31, 2026, each outstanding share of Series A Preferred Stock was convertible into common stock at a ratio of approximately 1:1,000.

Common Stock

As of March 31, 2026, the Company has the authority to issue a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. As of March 31, 2026, 49,345,967 shares of common stock, including 307,142 restricted stock awards (“RSAs”), were issued and outstanding. Each share of common stock entitles the holder to one vote, together with the holders of Series A Preferred Stock, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Series A Preferred Stock.

As of March 31, 2026, there were 35,357,823 shares of common stock reserved for issuance for the potential conversion of shares of Series A Preferred Stock into common stock, shares issuable under the exercise of pre-funded warrants, shares reserved under the 2025 Stock Plan (as defined below), shares reserved under the 2025 ESPP (as defined below), and shares reserved under the 2024 Stock Plan (as defined below).

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

8. Stock-Based Compensation

2024 Equity Incentive Plan

The Jade Biosciences, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Jade on June 18, 2024. The 2024 Plan provided for Pre-Merger Jade to grant stock options, restricted stock awards and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms of less than four years. As of March 31, 2026, there are no shares remaining for future grant under the 2024 Plan.

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

The initial share pool under the 2025 Stock Plan is 8,018,700 shares of Company common stock. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 3,535,788 shares. As of March 31, 2026, there are 6,255,862 shares remaining in the pool

2025 Employee Stock Purchase Plan

The Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The ESPP became effective on April 28, 2025 at which time 526,241 shares were reserved for issuance under the ESPP. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to the lesser of 1% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 707,157 shares. As of March 31, 2026, 49,290 shares have been issued under the ESPP.

2026 Employment Inducement Stock Incentive Plan

The Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan (the “2026 Inducement Plan”) was approved by the Board of Directors on March 31, 2026. The 2026 Inducement Plan allows for the grant of non-qualified stock options, stock appreciation rights, RSAs, restricted stock units (“RSUs”), other shareholder-based awards and incentive bonuses. The 2026 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board of Directors to administer the plan. The initial share pool under the 2026 Inducement Plan was 1,750,000 common shares, as of March 31, 2026, no shares had been granted under the 2026 Inducement Plan.

On April 22, 2026 the Board of Directors granted the Company’s Chief Medical Officer (the “CMO”), non-qualified stock options to purchase an aggregate of 500,000 shares of the Company’s common stock under the 2026 Inducement Plan. The option grant was granted as inducement material to the CMO’s entering into employment with Jade in accordance with Nasdaq Listing Rule 5635(c)(4).

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Expected volatility	95.17%
Expected term (in years)	6.06
Risk-free interest rate	3.79%
Expected dividend yield	—%

Stock Options

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,736,078	$5.91	9.1	$92,693
Granted	2,957,066	14.79
Exercised	(29,680)	1.53
Forfeited	(7,000)	6.76
Outstanding at March 31, 2026	12,656,464	$8.00	9.1	$78,823
Options vested and exercisable as of March 31, 2026	2,440,507	$5.01	8.8	$21,988

The weighted average grant-date fair value of stock options granted for the three months ended March 31, 2026 was $11.62 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised for the three months ended March 31, 2026 $0.4 million.

Restricted Stock Units

The Company’s RSUs have time-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates. For RSUs, the estimated fair value is the fair market value of the underlying stock on the grant date.

The following table summarizes the RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	497,354	14.81
Vested	—	—
Forfeited	—	—
Unvested balance as of March 31, 2026	497,354	$14.81

Restricted Stock Awards

The Company’s RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The following table summarizes the RSA activity for the three months ended March 31, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	339,473	$—
Granted	—	—
Vested	(32,331)	—
Forfeited	—	—
Unvested balance as of March 31, 2026	307,142	$—

The fair value of restricted stock awards that vested during the three months ended March 31, 2026 was $0.5 million.

Parade Warrant Obligation

In July 2024, the Company entered into the Paragon Option Agreement (as defined below) with Paragon and Parade Biosciences Holding, LLC (“Parade”). Under the terms of the Paragon Option Agreement, Parade will be entitled to grants of warrants to purchase a number of shares equal to 1.00% of the then outstanding shares of the Company’s stock, on a fully diluted basis, on December 31, 2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parade Warrant Obligation”). The grant dates for the issuance of warrants are expected to be December 31, 2025 and December 31, 2026, as all terms of the award, including number of shares and exercise price, will be known by all parties. Parade’s research and discovery related activities has a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. On December 31, 2025 Jade issued a warrant to purchase 804,519 shares of common stock to Parade, with an exercise price of $15.43. For the three months ended March 31, 2025, $1.0 million was recognized as stock-based compensation expense related to the Parade Warrant Obligation grant which occurred on December 31, 2025. The liability was reclassified to equity upon grant as of December 31, 2025.

The Company also expects to issue warrants, under the terms of the Paragon Option Agreement, on December 31, 2026. For the three months ended March 31, 2026, the Company recognized $2.7 million, as stock-based compensation expense related to the Parade Warrant Obligation. The warrants expected to be granted to Parade are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss within research and development. The total fair value of the December 31, 2026 warrants is $10.7 million as of March 31, 2026. The remaining unrecognized compensation relating to the December 31, 2026 warrants is $8.0 million and is expected to be recognized over the remaining average term of 0.8 years.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Expected volatility	94.5%
Expected term (in years)	10.0
Risk-free interest rate	4.3%
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Research and development	$4,917	$1,666
General and administrative	2,488	757
Total	$7,405	$2,423

As of March 31, 2026, total unrecognized compensation cost related to the unvested stock options was $65.5 million, which is expected to be recognized over a weighted average period of approximately 3.2 years. As of March 31, 2026, total unrecognized

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

compensation cost related to the unvested RSAs was less than less than $0.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

As of March 31, 2026, total unrecognized compensation cost related to the unvested RSUs was $7.1 million, which is expected to be recognized over a weighted average period of 3.9 years.

The following table summarizes the stock-based compensation based on type of award for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Parade warrant obligation	$2,667	$965
Stock options	4,502	1,458
Restricted stock units	236	—
Total	$7,405	$2,423

9. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its domestic deferred tax assets. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. OBBBA did not have a material impact on the Company’s effective tax rate, financial condition, or results of operations in 2025 or for the three months ended March 31,2026. For the Jade Biosciences Canada ULC foreign subsidiary, the Company has computed a forecasted annual effective income tax rate for the year and applies this annual effective income tax rate to the year-to-date activity for the quarter. The Company has recorded a small year-to-date tax liability of less than $0.1 million related to the Jade Biosciences Canada ULC foreign subsidiary.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

Under the Paragon Option Agreement, the Company is responsible for any additional development costs incurred by Paragon relating to APRIL. There were no development costs related to APRIL for the three months ended March 31, 2026. For the three months ended March 31, 2025, the development fees totaled $1.4 million, of which $1.3 million was recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2025. As of March 31, 2026, there were no amounts relating to APRIL remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE201. There were no development costs related to JADE201 for the three months ended March 31, 2026. For the three months ended March 31, 2025 the development fees totaled $3.3 million and was recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss during the three months ended March 31, 2025. As of March 31, 2026, there were no amounts relating to JADE201 remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE301, which totaled $0.8 million for the three months ended March 31, 2026, of which $0.6 million was recognized as research and development expense, and $0.7 million for the three months ended March 31, 2025 which was recognized as research and development expense. As of March 31, 2026, a total of $0.8 million related to JADE301 remains in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

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

No milestone payments under the JADE101 License Agreement were incurred or paid during each of the three months ended March 31, 2026 and 2025.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

In March 2025, Jade completed its selection of its development candidate for the JADE201 program, and Jade paid Paragon the related $1.5 million monospecific milestone payment and recorded the payment as research and development expense. In January 2026, Jade paid Paragon a $1.0 million non-refundable, non-creditable fee (the “Reservation Fee”) to obtain exclusive rights to develop a bispecific antibody directed to a specific target combination for a period of five years. The Reservation Fee was recorded as research and development expense in the three months ending March 31, 2026.

Cell Line License Agreement

On February 3, 2025, the Company entered into an amended and restated cell line license agreement (the “Cell Line License Agreement”) with WuXi Biologics Ireland Limited (“WuXi Biologics Ireland”). Under the Cell Line License Agreement, the Company received a non-exclusive, worldwide, sublicensable license to certain of WuXi Biologics Ireland’s patent rights, know-how, cell line, biological materials and media and feeds to develop, manufacture, have manufactured, make, have made, import, sell, keep, commercialize and otherwise deal in, use and exploit certain therapeutic products produced through the use of the cell lines licensed by WuXi Biologics Ireland under the Cell Line License Agreement (the “WuXi Biologics Ireland Licensed Products”). JADE101 is, and Jade anticipates that JADE201 and JADE301 will be, manufactured using a cell line licensed under the Cell Line License Agreement.

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

11. Leases

In February 2025, the Company entered into a noncancelable operating lease agreement for office space located in Vancouver, Canada. The lease commencement date was March 1, 2025, with an initial term of 67 months. The rent commencement date is October 1, 2025. The total lease payment is expected to be approximately $1.2 million of principal payments plus $0.4 million of interest payments over the initial lease term. Payments for rent are made in Canadian dollars and therefore subject to foreign exchange impact. Lease liabilities are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate when measuring operating lease liabilities as discount rates were not implicit or readily determinable.

As of March 31, 2026, the Company had $0.7 million of operating lease ROU asset and long-term lease liability of $0.7 million on its condensed consolidated balance sheets. As of March 31, 2026, the operating lease arrangement had a remaining lease term of 4.5 years and an internal borrowing rate of return of 14.24%. For each of the three months ended March 31, 2026 and 2025, the Company recorded operating lease expense of less than $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Period ended December 31,
remaining 9 months in 2026	170
2027	231
2028	236
2029	240
2030	183
Total maturities	$1,060
Less: Imputed interest	(252)
Total present value of operating lease liability	$808

12. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. For the three months ended March 31, 2026 the Company recorded an expense related to 401(k) match contributions of $0.2 million and none for the three months ended March 31, 2025.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of March 31, 2026, the Company was not a party to any material legal proceedings or claims.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders and Series A Preferred stockholders as of March 31, 2026 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2026
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(33,130)	57,777,165	$(0.57)
Series A Preferred Stock (1)	(7,238)	12,622	$(573.44)
Net loss	$(40,368)

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

(1) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 12,622,000 for the three months ended March 31, 2026.

Basic and diluted net loss per share attributable to common stockholders as of March 31, 2025 was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Net Loss attributable to common stockholders	$(38,169)	3,155,500	$(12.10)

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Outstanding and unvested RSAs	307,142	819,672
Outstanding and issued common stock options	12,656,464	12,585,509
Series Seed convertible preferred stock (as converted)	—	20,000,000
Outstanding and unvested Restricted stock units	497,354	—
Outstanding and issued warrant to Parade	804,519	—
Total	14,265,479	33,405,181

14. Related Party Transactions

Paragon and Parade each beneficially own less than 5% of the Company’s share capital through their respective holdings of Company’s common stock.

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the board of directors and beneficially owns more than 5% of Paragon.

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	March 31, 2026	December 31, 2025
Reimbursable fees under the terms of the Paragon Option Agreement	$580	$4,942
Paragon reimbursable legal fees	214	27
	$794	$4,969

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

The table below is a summary of the significant expenses categories regularly provided to the CODM (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating expenses:
JADE101 external research and development costs	$15,423	$9,767
JADE201 external research and development costs	2,877	5,154
JADE301 external research and development costs	5,922	733
Research and development personnel-related costs (including stock-based compensation)	10,648	3,952
Other research and development costs	1,183	417
General and administrative personnel-related costs (including stock-based compensation)	5,298	1,713
General and administrative professional, consulting, and other fees	2,094	1,648
Total operating expenses	$43,445	$23,384

16. Subsequent Events

On May 7, 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of the Company’s common stock made pursuant to the Sales Agreement would be made under its shelf registration statement on Form S-3 which is expected to be filed with the SEC on May 7, 2026 and has not yet been declared effective by the SEC. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of the Company’s common stock under the Sales Agreement. To date the Company has not sold any shares under the Sales Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” or “Jade,” refer to Jade Biosciences, Inc. and its consolidated subsidiaries, taken as a whole.

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

Our lead product candidate, JADE101, is a monoclonal antibody (“mAb”) targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production, which we plan to initially develop for the treatment of IgA nephropathy (“IgAN”). We initiated a Phase 1 clinical trial of JADE101 in healthy volunteers in New Zealand in August 2025. We expect interim data, including mechanistic biomarker data, in the second quarter of 2026. We plan to initiate an open-label Phase 2 clinical trial in IgAN patients in the second quarter of 2026, with interim data expected in 2027. Our second product candidate is JADE201, a mAb targeting B cell activating factor receptor (“BAFF-R”) for the treatment of multiple autoimmune disorders. We plan to initiate a Phase 1 clinical trial evaluating JADE201 in patients with rheumatoid arthritis in the second quarter of 2026, and we expect interim data in 2027. Our third product candidate is JADE301, targeting an undisclosed pathway. We expect to initiate a Phase 1 clinical trial for JADE301 in the first half of 2027.

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

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of JADE101, JADE201, JADE301, and any future product candidates we may develop. We have generated net losses of $40.4 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $214.8 million. For the three months ended March 31, 2026, we used net cash of $24.1 million for our operating activities. We expect to continue to incur significantly increased expenses for the foreseeable future if and as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates.

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

As of March 31, 2026, we had cash and cash equivalents, and investments of $311.3 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of our unaudited condensed consolidated financial statements for the period ended March 31, 2026.

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

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Pre-Merger Jade was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the fact that, immediately following the Merger: (i) Pre-Merger Jade stockholders owned a substantial majority of the voting rights in the combined company; (ii) Pre-Merger Jade’s largest stockholders retained the largest interest in the combined company; (iii)

Pre-Merger Jade designated a majority of the initial members of the board of directors of the combined company; and (iv) Pre-Merger Jade’s executive management team became the management team of the combined company. Accordingly, for accounting purposes: (i) the Merger was treated as the equivalent of Pre-Merger Jade issuing stock to acquire the net assets of Aerovate, and (ii) the reported historical operating results of the combined company prior to the Merger are those of Pre-Merger Jade. Additional information regarding the Merger is included in Note 1 to the condensed consolidated financial statements included in Part I – Item 1 of this Quarterly Report.

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

We expense research and development costs as incurred. For the three months ended March 31, 2026, we recognized $4.3 million of expenses, in connection with services provided by Paragon under the Paragon Option Agreement and the JADE101 License Agreement as well as the Parade warrants in our condensed consolidated statement of operations and comprehensive loss compared to $7.8 million for the three months ended March 31, 2025. We track direct costs on a program specific basis. Indirect internal costs are applied broadly across multiple programs rather than to any single program, and as such, are not separately classified.

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as we continue to identify and develop product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development. The successful development of any of our product candidates or product candidates we may develop in the future is highly uncertain. Preclinical and clinical development timelines, the probability of success and total development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and indications to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control. We may never succeed in obtaining regulatory approval for any of our product candidates.

Our future research and development expenses may vary significantly based on a wide variety of factors such as:

•
the number and scope, rate of progress, expense and results of preclinical activities and clinical trials;
•
per participant trial costs;
•
the number of trials required for approval;
•
the number of sites included in the trials;
•
the countries in which the trials are conducted;
•
the length of time required to enroll eligible participants;
•
the number participants; that participate in the trials;
•
the number of doses that participants; receive;
•
the drop-out or discontinuation rates of participants;
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

Income Taxes

We have recorded a full valuation allowance against our domestic net deferred tax assets at each balance sheet date, as we believe it is more likely than not that the benefit won't be realized due to our cumulative losses generated to date and expectation of future losses.

Results of Operations for the Three Months ended March 31, 2026 and March 31, 2025:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change
Operating expenses
Research and development(1)	$36,053	$20,023	$16,030
General and administrative(2)	7,392	3,361	4,031
Total operating expenses	43,445	23,384	20,061
Loss from operations	(43,445)	(23,384)	(20,061)
Other income (expense):
Interest income	3,102	615	2,487
Change in fair value of convertible notes payable(3)	—	(15,400)	15,400
Other expense	(9)	—	(9)
Total other income (expense), net	3,093	(14,785)	17,878
Net loss before income tax expense	(40,352)	(38,169)	(2,183)
Income tax expense	(16)	—	(16)
Net loss	$(40,368)	$(38,169)	$(2,199)

(1) Includes related party amounts of $4.3 million for the three months ended March 31, 2026 and $7.8 million for the three months ended March 31, 2025.

(2) Includes related party amounts of $0.2 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025.

(3) Includes no related party amounts for the three months ended March 31, 2026 and $3.3 million for the three months ended March 31, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change
External research and development costs:
JADE101(1)	$15,423	$9,767	$5,656
JADE201(2)	2,877	5,154	(2,277)
JADE301(3)	5,922	733	5,189
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	10,648	3,952	6,696
Other (including general allocated shared costs, licenses, insurance and regulatory)	1,183	417	766
Total research and development expenses	$36,053	$20,023	$16,030

(1)
Includes no related party amounts for the three months ended March 31, 2026 and $1.3 million for the three months ended March 31, 2025.

(2)
Includes related party amounts of $1.0 million for the three months ended March 31, 2026 and $4.8 million for the three months ended March 31, 2025.

(3)
Includes related party amounts of $0.6 million for the three months ended March 31, 2026 and $0.7 million for the three months ended March 31, 2025.

(4)
Includes related party amounts of $2.7 million for the three months ended March 31, 2026 and $1.0 million for the three months ended March 31, 2025.

Research and development expenses were $36.1 million for the three months ended March 31, 2026 and consisted primarily of the following:

•
$15.4 million in JADE101 costs including $12.5 million related to chemistry, manufacturing and controls, $1.8 million related to costs incurred in the early stages of our clinical trials, and $1.1 million additional general research and development costs related to JADE101;
•
$2.9 million in JADE201 costs including $1.0 million of research and development expense related to a non-refundable, non-creditable fee (the “Reservation Fee”) paid to Paragon to obtain exclusive rights to develop a bispecific antibody directed to a specific target combination for JADE201, $0.7 million in early clinical spend, $0.5 million in toxicology studies, and $0.7 million in other general research and development costs;
•
$5.9 million in JADE301 costs including $4.8 million in chemistry, manufacturing and controls, $0.6 million under the Paragon option agreement, $0.5 million in toxicology studies and less than $0.1 million in other research and development;
•
$8.0 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $2.2 million related to stock-based compensation expense, and an additional $2.7 million related to stock-based compensation expense related to the pre-funded warrants issuable to Parade under the Paragon Option Agreement (the “Parade Warrants”); and
•
$1.2 million of other research and development expenses.

Research and development expenses were $20.0 million for the three months ended March 31, 2025 and consisted primarily of the following:

•
$1.3 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE101 and the License Agreement for JADE101;

•
$4.8 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE201 including $1.5 million for achievement of the nomination of a development candidate milestone;
•
$0.7 million of research and development expense related to services rendered by Paragon under the Paragon Option Agreement for JADE301;
•
$4.0 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $0.7 million related to stock-based compensation expense, and $1.0 million related to stock-based compensation expense related to the Parade Warrants (as defined below);
•
$5.7 million of chemistry, manufacturing and controls related costs to manufacture our raw materials and for developing drug product for our future clinical trial;
•
$3.0 million related to toxicology studies; and
•
$0.5 million of other research and development expenses.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Change
Professional, consulting and other fees(1)	$2,094	$1,648	$446
Personnel-related (including stock-based compensation)	5,298	1,713	3,585
Total general and administrative expenses	$7,392	$3,361	$4,031

(1)
Includes related party amount of $0.2 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025.

General and administrative expenses were $7.4 million for three months ended March 31, 2026 and consisted primarily of the following:

•
$5.3 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $2.5 million; and
•
$2.1 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with being a public company.

General and administrative expenses were $3.4 million for three months ended March 31, 2025 and consisted primarily of the following:

•
$1.6 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and as we prepared to become a public company; and
•
$1.7 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $0.8 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our Convertible Notes and the Pre-Closing Financing. In July 2024, we received $80.0 million in gross proceeds from the issuance of our Convertible Notes, in September 2024 we received $15.0 million in gross proceeds for the issuance of additional Convertible Notes, and in April 2025 we received $205 million in gross proceeds from the Pre-Closing Financing. Additionally, we raised an additional $135.0 million in gross proceeds from the October

2025 PIPE and $45.0 million in gross proceeds from the December 2025 PIPE. As of March 31, 2026, we had cash and cash equivalents, and investments of $311.3 million.

On October 6, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) for the October 2025 PIPE with certain investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased, for an aggregate purchase price of approximately $135 million, (i) an aggregate of 13,368,164 shares (the “Common Shares”) of our common stock at a price per share of $9.14, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,402,092 shares of our common stock at a purchase price of $9.1399 per Pre-Funded Warrant, which represents the per share purchase price of the Common Shares less the $0.0001 per share exercise price for each Pre-Funded Warrant. Net proceeds from the October 2025 PIPE were approximately $126.4 million, which was net of issuance costs of $8.6 million. The Pre-Funded Warrants are exercisable at any time after the date of issuance. A holder of Pre-Funded Warrants may not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99%, as applicable, of the number of shares of our common stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 19.99% by providing at least 61 days’ prior notice to us.

On December 13, 2025, we entered into a Securities Purchase Agreement for the December 2025 PIPE with an investor. The closing of the December 2025 PIPE occurred on December 16, 2025. The investor purchased an aggregate of 3,214,286 shares of our common stock at a purchase price of $14.00 per share, for net proceeds of approximately $43.9 million, which was net of issuance costs of $1.1 million.

On May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement would be made under our shelf registration statement on Form S-3 which is expected to be filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2026 and has not yet been declared effective by the SEC. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. To date we have not sold any shares under the Sales Agreement.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash used in operating activities	$(24,081)	$(18,757)
Net cash used in investing activities	(8,470)	—
Net cash used in financing activities	(795)	(700)
Effect on exchange rates on cash and cash equivalents	(7)	—
Net decrease in cash and cash equivalents	$(33,353)	$(19,457)

Net Cash Used in Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $24.1 million, which was primarily attributable to a net loss of $40.4 million, partially offset by non-cash charges of $6.9 million and changes in operating assets and liabilities of $9.3 million. Non-cash charges consisted of $7.4 million increase in stock-based compensation expense partially offset by accretion/amortization of investments of $0.5 million. Net cash provided by changes in our operating activities consisted of a change of $5.8 million related to accrued expenses and other current liabilities, $5.4 million change to prepaid expenses and other current assets and $2.4 million change in accounts payable, partially offset by a $4.2 million decrease in related party accrued expenses. The increase in accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to a decrease in deferred offering costs as a result of the timing of our April 2025 financing.

For the three months ended March 31, 2025, net cash used in operating activities was $18.8 million, which was primarily attributable to a net loss of $38.2 million, partially offset by non-cash charges of $17.8 million and changes in operating assets and liabilities of $1.6 million. Non-cash charges consisted of a $15.4 million increase in the fair value of convertible notes payable and $2.4 million increase in stock-based compensation expense. Net cash provided by changes in our operating activities consisted of a $2.7 million increase in accounts payable and a change of $1.4 million in amounts due to related parties, offset by a $2.0 million decrease in accrued expenses and other current liabilities and amounts due to related parties and a $0.5 million increase in prepaid expenses. The increase in accounts payable, accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The increase in prepaid expenses and other current assets was primarily due to prepaid research and development expenses with our contract research organization.

Net Cash Used in Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $8.5 million, which was driven by purchases of investments.

Net Cash Used in Financing Activities

For the three months ended March 31, 2026, net cash used in financing activities was $0.8 million which primarily related to payments of deferred offering costs related to our December and October PIPE Financings.

For the three months ended March 31, 2025, net cash used in financing activities was $0.7 million, consisting of payments for deferred offering costs in connection with the transactions.

Future Funding Requirements

As of March 31, 2026 we had cash and cash equivalents, and investments of $311.3 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating plans for at least twelve months from the issuance of the condensed consolidated financial statements for the period ended March 31, 2026.

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

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements for the periods presented. See Notes 10,11, and 12 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Vancouver, Canada, and other commitments, including the potential development and sales milestone payments and royalty payments we may be required to make under the Paragon Option Agreement, JADE101 License Agreement, JADE201 License Agreement and Parade warrant.

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

While our significant accounting policies are described in more detail in Note 2 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 2 to our audited consolidated financial statements and the related notes thereto beginning on page F-9 of our Annual Report filed on Form 10-K with the SEC on March 6, 2026, we believe the following accounting policies used in the preparation of our condensed consolidated financial statements require the most significant judgments and estimates.

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

The Black-Scholes model uses inputs that are determined by our board of directors on the date of grant and assumptions we make for the volatility of stock-based awards, the expected term of stock-based awards, the risk-free interest rate for a period that approximates the expected term of our stock-based awards and our expected dividend yield. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate our expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for a term equal to the remaining time of the expected term. The expected term of our stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” stock options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the options on the date of measurement. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid, and do not expect to pay, any cash dividends in the foreseeable future. See Note 8 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes model to determine the estimated fair value of our stock options granted in the periods presented.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact Jade’s financial position, results of operations or cash flows is disclosed in Note 2 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be~~come~~ involved in legal proceedings in the ordinary course of our business. We are not presently a party to or aware of any legal proceedings that, in the opinion of management, would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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

Risk Factor Summary

The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in the “Risk Factors” section below. Please carefully consider all the information in this Quarterly Report on Form 10-Q, including the full set of risks set forth in the “Risk Factors” section below, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) before making an investment decision regarding our company.

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

Developing biotechnology products is a long, time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct preclinical studies and clinical trials of, and seek regulatory approval for, our product candidates, advance discovery efforts with respect to our research and development programs, and advance any future programs and product candidates that we may license. Even if one or more of the programs that we develop is approved for commercial sale, we anticipate incurring significant costs associated with sales, marketing, manufacturing and distribution activities to launch any such product. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform preclinical studies or clinical trials in addition to or more expansive than those that we currently anticipate. Because the design and outcome of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amount of funding that will be necessary to successfully complete the development and commercialization of any program we develop. Our future capital requirements depend on many factors, including but not limited to:

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

As a result, we will require substantial additional funding to continue our operations. As of March 31, 2026, we had $55.1 million of cash and cash equivalents, and $256.2 million of investments. We expect that our existing cash and cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 were issued. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic opportunities. For example, on May 7, 2026, we entered into an Open Market Sale AgreementSM(the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of our common stock made pursuant to the Sales Agreement would be made under our shelf registration statement on Form S-3 which is expected to be filed with the SEC on May 7, 2026 and has not yet been declared effective by the SEC. However, there can be no assurance that the Sale Agent would be successful in consummating any future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Any such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our stockholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

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

We have incurred significant net losses in each period since we commenced operations in June 2024. We generated net losses of $40.4 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $214.8 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We or our collaborators may experience delays in initiating or completing preclinical studies or clinical trials, or reporting data readouts for such trials. We or our collaborators also may experience numerous unforeseen events during, or as a result of, any future preclinical studies or clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize our product candidates, including:

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

Results of our clinical trials could reveal a high or unacceptable severity and prevalence of side effects, adverse events or unexpected characteristics. We have not yet completed any clinical trials in humans. If significant adverse events or other side effects are observed in any of our current or future clinical trials, we may have difficulty recruiting participants to such trials, participants may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether.

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

We are currently conducting our Phase 1 clinical trial of JADE101 in New Zealand, and plan to conduct additional clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

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

We may face significant competition in attracting appropriate collaborators, and more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies may be unwilling to assign or license rights to us, whether they perceive us to be a competitor or for other reasons. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Collaborations are complex and time-consuming to negotiate, document and execute. In addition, consolidation among large pharmaceutical and biotechnology companies has reduced the number of potential future collaborators. We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our managerial, scientific and medical personnel. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key personnel may be difficult and may take an extended period of time. If we do not succeed in attracting and retaining qualified personnel, it could materially adversely affect our business, financial condition and results of operations. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may depend, in part, on our ability to develop and commercialize our product candidates, if approved, in foreign markets for which we may rely on collaboration with third parties. Recent and ongoing changes in the United States trade policy with foreign countries, including the continued uncertainty surrounding U.S. tariffs and potential retaliatory measures by foreign governments, may disrupt the global supply chain for biopharmaceutical products. In April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. Any direct tariffs may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

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

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and JOBS Act (the “JOBS Act”) eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

We may acquire businesses, product candidates or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions or alliances

We may acquire additional businesses, product candidates or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new product candidates or products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, we will achieve the synergies expected in order to justify the transaction, which could result in a material adverse effect on our business and prospects.

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

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications. We in-license-our rights to JADE101 and JADE201 and have exercised an exclusive option to license JADE301. Our currently licensed or future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations, including in the antibody arts. For example, the United States Supreme Court in Amgen, Inc. v. Sanofi(“Amgen”) recently held that Amgen’s patent claims to a class of antibodies functionally defined by their ability to bind a particular antigen were invalid for lack of enablement where the patent specification provided 26 exemplary antibodies, but the claimed class of antibodies covered a “vast number” of additional antibodies not disclosed in the specification. The Court stated that if patent claims are directed to an entire class of compositions of matter, then the patent specification must enable a person skilled in the art to make and use the entire class of compositions. This decision makes it unlikely that we will be granted U.S. patents with composition of matter claims as broad as Amgen’s directed to antibodies functionally defined by their ability to bind a particular antigen. Even if we are granted claims directed to functionally defined antibodies, it is possible that a third party may challenge our patents, when issued, relying on the reasoning in Amgen or other precedential court decisions. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. The EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions. The proposed changes are not expected to enter into application before 2028 and may have a significant impact on the biopharmaceutical industry in the long term.

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

We may face difficulties from healthcare, regulatory and legislative reform measures.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. See “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for the year ending December 31, 2025. In April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. See “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ending December 31, 2025.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, we and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. Any direct tariffs may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

There still remains substantial uncertainty about the duration of existing tariffs and whether additional tariffs may be imposed, modified or suspended. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Uncertainty and political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. The Federal Reserve has raised interest rates multiple times in recent years in response to concerns about inflation, despite having since lowered rates and it may raise them again. High interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflicts between Russia and Ukraine and in the Middle East and rising tensions with China and other countries have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Paragon is a biotechnology company that performs research and development activities to discover and engineer novel antibody candidates for various therapeutic targets. Fairmount beneficially owns more than 5% of our capital, currently has two representatives appointed to our Board and beneficially owns more than 5% of Paragon. In addition, Paragon is the licensor of JADE101 and JADE201 and granted us an exclusive option to an exclusive license with respect to JADE301. Specifically, we and Paragon have entered into the Paragon License Agreements and we, Paragon and Parade, an entity formed by Paragon to hold equity in us and share profits with certain employees of Paragon, have entered into the Paragon Option Agreement, pursuant to which we have exercised the option to acquire exclusive rights to certain antibody candidates discovered and developed by Paragon with respect to our JADE301 program. Although we have the right to control the prosecution, defense, maintenance and enforcement of the patents underlying the licenses we have obtained and in the future may obtain from Paragon in connection with the Paragon Option Agreement after entry into the applicable license agreement and the trigger for transfer of prosecution control is met, we rely on Paragon to obtain, maintain and enforce such patents prior to our exercise of the option and entry into a license agreement. We also reimburse Paragon for certain development costs related to our selected targets and have granted and will grant Parade warrants to purchase our common stock as part of the Paragon Option Agreement. Fairmount, an investment firm, that has launched and funded several biotechnology companies, including us, beneficially own 9.99% of our common stock assuming no conversion of the Series A Preferred Stock, which is non-voting, into common stock, and 19.99% assuming conversion of the Series A Preferred Stock into common stock (in each case, subject to beneficial ownership limitations and based on the number of shares of common stock outstanding as of March 31, 2026, and assuming no exercise of outstanding options).

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

We do not expect to become profitable in the near future and may never achieve profitability. As of March 31, 2026, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Open Market Sale Agreement

On May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement will be made under our shelf registration statement on Form S-3 (the “Registration Statement”) which is expected be filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2026 at such time as it is declared effective by the SEC. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement, and we may at any time suspend offers under the Sales Agreement or terminate the Sales Agreement.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the Sales Agreement, a copy of which will be filed as Exhibit 1.2 to the Registration Statement and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description	Form	Date	Number	Included Herewith
2.1†	Agreement and Plan of Merger, dated as of October 30, 2024, by and among Aerovate Therapeutics, Inc., Caribbean Merger Sub I, Inc., Caribbean Merger Sub II, LLC and Jade Biosciences, Inc.	8-K	10-31-2024	2.1
2.2	Plan of Conversion.	8-K	5-1-2025	2.2
3.1	Articles of Incorporation of the Company.	8-K	5-1-2025	3.4
3.2	Bylaws of the Company.	8-K	5-1-2025	3.5
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, effective April 28, 2025.	8-K	5-1-2025	3.7
4.1	Form of Pre-Funded Warrant, dated April 28, 2025.	8-K	5-1-2025	4.1
4.2	Form of Pre-Funded Warrant (October 2025 PIPE).	8-K	10-7-2025	4.1
4.3	Parade Warrant, dated December 31, 2025.	10-K	3-6-2026	4.3
10.1#	Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan.				X
10.2#	Form of Grant Notice for Stock Options and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan.				X
10.3#	Form of Grant Notice for Restricted Stock Units and Standard Terms and Conditions for Restricted Stock Units under the Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan.				X
10.4#	Amended and Restated Employment Agreement, between Jade Biosciences, Inc. and Elizabeth Balta, dated as of February 25, 2026.	10-K	3-6-2026	10.17
10.5†††	Amendment No. 2 to the APRIL License Agreement, dated as of October 15, 2025, by and between Paragon Therapeutics, Inc. and Jade Biosciences, Inc.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Jade Biosciences, Inc.

Date: May 7, 2026	By:	/s/ Tom Frohlich
Name: Tom Frohlich
Title: Chief Executive Officer and President

Date: May 7, 2026	By:	/s/ Bradford Dahms
Name: Bradford Dahms
Title: Chief Financial Officer and Treasurer