Form 10-Q
period 2026-06-30
Jade Biosciences, Inc.
filed 2026-08-10
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, the registrant had 63,597,387 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$107,250	$88,438
Investments	353,955	247,720
Prepaid expenses and other current assets	10,046	12,658
Total current assets	471,251	348,816
Property and equipment, net	144	170
Operating lease right-of-use asset	649	726
Other assets	69	69
Total assets	$472,113	$349,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	6,579	2,151
Accrued expenses and other current liabilities	14,922	9,419
Related party accrued expenses and other current liabilities	299	4,969
Warrant liability, related party	9,770	—
Total current liabilities	31,570	16,539
Long-term liabilities:
Long-term lease liability	628	724
Total liabilities	32,198	17,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 12,622 shares authorized as of both June 30, 2026 and December 31, 2025; 12,622 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 63,556,065 and 49,316,287 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	711,089	506,771
Accumulated other comprehensive (loss) income	(660)	129
Accumulated deficit	(270,522)	(174,389)
Total stockholders’ equity	439,915	332,518
Total liabilities and stockholders' equity	$472,113	$349,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating expenses:
Research and development(1)	$50,065	$22,547	$86,118	$42,570
General and administrative(2)	8,851	5,231	16,243	8,592
Total operating expenses	58,916	27,778	102,361	51,162
Loss from operations	(58,916)	(27,778)	(102,361)	(51,162)
Other income (expense):
Interest income	3,228	1,828	6,330	2,443
Change in fair value of Convertible Notes payable(3)	—	(6,184)	—	(21,584)
Other expense	(62)	—	(71)	—
Total other income (expense), net	3,166	(4,356)	6,259	(19,141)
Net loss before income tax expense	(55,750)	(32,134)	(96,102)	(70,303)
Income tax expense	(15)	—	(31)	—
Net loss	$(55,765)	$(32,134)	$(96,133)	$(70,303)
Other comprehensive loss:
Currency translation adjustment	(73)	(24)	(71)	(24)
Unrealized loss on investments	(245)	—	(718)	—
Comprehensive loss	$(56,083)	$(32,158)	$(96,922)	$(70,327)
Net loss per share attributable to common stockholders, basic and diluted	$(0.76)	$(0.86)	$(1.33)	$(3.45)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$(756.93)	$(863.46)	$(1,334.34)	$(3,450.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	61,050,775	28,431,158	59,423,013	15,932,206
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	12,622	8,781	12,622	4,439

(1) Includes related party amounts of $13.0 million and $17.3 million for the three and six months ended June 30, 2026, respectively, and $3.9 million and $11.7 million for the three and six months ended June 30, 2025, respectively (see Note 10).

(2) Includes no related party amount for the three months ended June 30, 2026 and $0.2 million for the six months ended June 30, 2026. Includes related party amounts of $0.1 million for each of the three and six months ended June 30, 2025, respectively (see Note 10).

(3) Includes no related party amounts for the three and six months ended June 30, 2026 and $1.3 million and $4.6 million for the three and six months ended June 30, 2025, respectively (see Note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	20,000,000	$2	—	—	3,672,794	$1	$179	$—	$(46,979)	$(46,799)
Stock-based compensation	—	—	—	—	—	—	1,458	—	—	1,458
Net loss	—	—	—	—	—	—	—	—	(38,169)	(38,169)
Balance at March 31, 2025	20,000,000	$2	—	$—	3,672,794	$1	$1,637	$—	$(85,148)	$(83,510)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred stock upon the closing of the reverse recapitalization	(20,000,000)	$(2)	12,622	$2	—	—	—	—	—	2
Conversion of convertible notes (including accrued interest and discount) into common stock and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	9,433,831	1	129,183	—	—	129,184
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing	—	—	—	—	18,301,109	1	204,999	—	—	205,000
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	(18,887)	—	—	(18,887)
Issuance of common stock to former stockholders of Aerovate in connection with the closing of the reverse recapitalization	—	—	—	—	828,143	—	(448)	—	—	(448)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	390,853	—	—	—	—	—
Currency translation adjustment					—		—	(24)		(24)
Stock-based compensation	—	—	—	—	—	—	2,373	—	—	2,373
Net loss	—	—	—	—	—	—	—	—	(32,134)	(32,134)
Balance at June 30, 2025	-	$-	12,622	$2	32,626,730	$3	$318,857	$(24)	$(117,282)	$201,556

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	12,622	$2	49,316,287	$5	$506,771	$129	$(174,389)	$332,518
Exercise of stock options	—	—	29,680	—	45	—	—	45
Currency translation adjustment	—	—	—	—	—	2	—	2
Unrealized loss on investments	—	—	—	—	—	(473)	—	(473)
Stock-based compensation	—	—	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	—	—	(40,368)	(40,368)
Balance at March 31, 2026	12,622	$2	49,345,967	$5	$511,554	$(342)	$(214,757)	$296,462
Issuance of common stock in the June 2026 Financing	—	—	11,500,000	1	172,499	—	—	172,500
Issuance costs of June 2026 Financing	—	—	—	—	(10,917)	—	—	(10,917)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	1,062,297	—	—	—	—	—
Issuance of common stock under the ATM, net of $600 issuance costs	—	—	1,319,738	—	29,331	—	—	29,331
Issuance of stock under employee stock purchase plan	—	—	50,986	—	585	—	—	585
Exercise of stock options	—	—	277,077	—	1,534	—	—	1,534
Currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	6,503	—	—	6,503
Unrealized loss on investments	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(55,765)	(55,765)
Balance at June 30, 2026	12,622	$2	63,556,065	$6	$711,089	$(660)	$(270,522)	$439,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net loss	$(96,133)	$(70,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Convertible Notes payable	—	21,584
Stock-based compensation	21,011	6,318
Non-cash lease expense	51	74
Accretion/amortization on investments	(851)	—
Depreciation expense	18	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,612	(1,358)
Other assets	—	88
Accounts payable	4,428	4,938
Accrued expenses and other current liabilities	5,856	2,862
Related party accrued expenses and other current liabilities	(4,670)	(3,124)
Operating lease liabilities	(59)	—
Net cash used in operating activities	(67,737)	(38,916)
Cash flows from investing activities:
Purchases of property and equipment	—	(136)
Purchases of investments	(216,221)	—
Proceeds from sales/maturities of investments	110,119	—
Net cash used in investing activities	$(106,102)	$(136)
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net of $14,548 of offering costs	—	190,452
Cash acquired in connection with the reverse recapitalization	—	156
Issuance costs from the December 2025 PIPE Financing	(809)	—
Issuance costs from the October 2025 PIPE Financing	(31)	—
Proceeds from the June 2026 Financing, net of issuance costs	162,073	—
Proceeds from at-the-market offerings, net of commissions	29,331	—
Proceeds from stock option exercises	1,579	—
Proceeds from ESPP issuances	585	—
Net cash provided by financing activities	192,728	190,608
Effect of exchange rates on cash and cash equivalents	(77)	—
Net increase in cash and cash equivalents	18,812	151,556
Cash and cash equivalents at beginning of period	88,438	69,386
Cash and cash equivalents at end of period	$107,250	$220,942

Supplemental disclosure of non-cash operating, investing, and financing activities:
Purchases of property and equipment in accounts payable	$—	$16
Deferred offering costs reclassified from Other assets to equity	$—	$2,998
Deferred offering costs in accounts payable or accrued expenses and other current liabilities	$490	$1,341
Operating lease liability arising from obtaining right-of-use asset	$—	$773
Prepaids and other current assets acquired in connection with the reverse recapitalization	$—	$416
Other liabilities assumed in connection with the reverse recapitalization	$—	$(1,020)
Convertible note principal and non-cash accrued interest converted to common stock and pre-funded warrants	$—	$129,184
Non-cash exchange of Series Seed Convertible Preferred Stock for Company Series A non-voting convertible preferred stock	$—	$2

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of the Business and Basis of Presentation

Background and Basis of Presentation

Jade Biosciences, Inc. together with its subsidiaries (“Jade” or the “Company”), formerly known as Aerovate Therapeutics, Inc., is the resulting company of the Merger and Redomestication discussed below. Prior to the Merger and Redomestication, the private corporation Jade Biosciences, Inc. (“Pre-Merger Jade”) was established and incorporated under the laws of the state of Delaware on June 18, 2024 (referred to in these notes as the inception of the Company). Jade is focused on developing therapies to address critical unmet needs in autoimmune diseases. Its lead product candidate, JADE101, is a monoclonal antibody (“mAb”) targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production, which the Company is initially developing for the treatment of IgA nephropathy (“IgAN”). Jade’s second product candidate is JADE201, a mAb targeting B cell activating factor receptor (“BAFF-R”) currently being evaluated in a Phase 1 clinical trial in patients with rheumatoid arthritis. Jade’s pipeline also includes JADE301, a mAb targeting Interferon beta (“IFN-β”) which is currently in pre-clinical development. Jade was launched based on assets licensed from Paragon Therapeutics Inc. (“Paragon”), an antibody discovery engine founded by healthcare investor Fairmount Funds Management LLC (“Fairmount”).

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of June 30, 2026, its results of operations for the three and six months ended June 30, 2026 and June 30, 2025 and cash flows for the six months ended June 30, 2026 and June 30, 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements for the period ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Annual Report”). The accompanying condensed consolidated statements include accounts of the Company and its wholly owned subsidiaries, Jade Biosciences Canada ULC, Jade Biosciences MA Security Corporation, and Aerovate MA Securities Corporation (dissolved on December 29, 2025). All intercompany amounts are eliminated in consolidation.

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

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

negative cash flows from operations since inception. The Company has incurred a net loss of $55.8 million and $96.1 million for the three and six months ended June 30, 2026, respectively. For the six months ended June 30, 2026, the Company used cash of $67.7 million for its operating activities. As of June 30, 2026, the Company had cash and cash equivalents of $107.2 million, and investments of $354.0 million.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its product candidates and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company expects that its existing cash and cash equivalents, and investments of $461.2 million as of June 30, 2026, are sufficient to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

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

3. Investments

The following is a summary of the Company’s investment portfolio (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair value
Investments:
Current marketable securities:
U.S treasury securities	$111,481	$2	$(122)	$111,361
U.S. government-sponsored agency securities	61,045	—	(246)	60,799
Commercial paper	3,939	—	—	3,939
Corporate debt securities	178,051	5	(200)	177,856
Total	$354,516	$7	$(568)	$353,955

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

As of both June 30, 2026 and December 31, 2025, all of the Company’s investments were available to the Company for use in current operations. As a result, the Company classified all investments as current assets even though the stated maturity of some individual investments may be one year or more beyond the balance sheet date.

The following table shows the fair value of the Company’s investments, by contractual maturity, as of June 30, 2026 (in thousands):

	As of June 30, 2026
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$52,500	$58,861	$111,361
U.S. government-sponsored agency securities	16,656	44,143	60,799
Commercial paper	3,939	—	3,939
Corporate debt securities	84,653	93,203	177,856
Total	$157,748	$196,207	$353,955

The following table shows the fair value of the Company’s investments, by contractual maturity, as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$49,893	$5,034	$54,927
U.S. government-sponsored agency securities	10,045	51,270	61,315
Commercial paper	8,907	—	8,907
Corporate debt securities	60,659	61,912	122,571
Total	$129,504	$118,216	$247,720

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$104,762	$—	$—	$104,762
Current investments:
U.S. treasury securities	—	111,361	—	111,361
U.S. government-sponsored agency securities	8,294	52,505	—	60,799
Commercial paper	—	3,939	—	3,939
Corporate debt securities	164,191	13,665	—	177,856
Total	$277,247	$181,470	$—	$458,717

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,989	$—	$—	$87,989
Current investments:
U.S. treasury securities	—	54,927	—	54,927
U.S. government-sponsored agency securities	14,024	47,290	—	61,314
Commercial paper	—	8,907	—	8,907
Corporate debt securities	109,075	13,497	—	122,572
Total	$211,088	$124,621	$—	$335,709

As of June 30, 2026 and December 31, 2025, cash equivalents consist of money market funds, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

Additionally, as of June 30, 2026 and December 31, 2025, the Company had current investments including corporate debt securities, and certain U.S. government-sponsored agency securities, which represent a Level 1 measurement within the fair value hierarchy. Furthermore, the Company has commercial paper, U.S. treasury securities, corporate debt securities, and certain U.S. government-sponsored agency securities which were valued by the Company based on observable inputs, which represent a Level 2 measurement within the fair value hierarchy.

For the six months ended June 30, 2026, there were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued research and development contract costs	$10,148	$3,323
Accrued employee compensation and benefits	3,925	4,729
Accrued professional and consulting	849	1,367
	$14,922	$9,419

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

The Convertible Notes were recorded at the fair value of $95.0 million on the respective issuance dates and were remeasured to the fair value of $107.6 million as of December 31, 2024. The Convertible Notes were remeasured immediately prior to the Closing with a fair value of $129.2 million. The Convertible Notes converted on April 28, 2025 and, as such, there was no change in fair value for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the change in fair value of $6.2 million and $21.6 million, respectively, which includes accrued interest of $0.8 million and $3.6 million, respectively, was recorded within other expense, net in the Company's condensed consolidated statement of operations and comprehensive loss.

Immediately prior to the effective time of the Merger, the Convertible Notes converted into shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of June 30, 2026, and December 31, 2025, there were no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Pre-Merger Jade common stock and 4,289,744 Pre-Merger Jade pre-funded warrants.

7. Convertible Preferred Stock and Stockholders' Equity

Pre-Funded Warrants

In conjunction with the Company’s financings through June 30, 2026, a total of 9,168,339 pre-funded warrants have been issued, at an exercise price of $0.0001 per share. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. As of June 30, 2026, 1,453,150 pre-funded warrants have been exercised and 7,715,189 pre-funded warrants remain outstanding.

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

As of both June 30, 2026 and December 31, 2025, Series A Preferred Stock consisted of the following (in thousands, except share amounts):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series A Preferred Stock	12,622	12,622	$2	12,622,000
	12,622	12,622	$2	12,622,000

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) filed in connection with the Redomestication, holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same form as, dividends actually paid on shares of Company common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock shall rank on parity with the Company’s common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of June 30, 2026, each outstanding share of Series A Preferred Stock was convertible into common stock at a ratio of approximately 1:1,000.

Common Stock

As of June 30, 2026, the Company has the authority to issue a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. As of June 30, 2026, 63,556,065 shares of common stock, including 274,811 restricted stock awards (“RSAs”), were issued and outstanding. Each share of common stock entitles the holder to one vote, on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Series A Preferred Stock.

As of June 30, 2026 and December 31, 2025, the Company had the following shares reserved for issuance:

	June 30, 2026	December 31, 2025
Shares issuable upon conversion of Series A preferred stock	12,622,000	12,622,000
Shares issuable upon exercise of pre-funded warrants	7,715,189	8,777,486
Shares issuable upon exercise of warrants under the Parade Warrant Obligation	804,519	804,519
Outstanding and issued stock options	13,162,759	9,736,078
Outstanding and issued restricted stock units	489,854	—
Total	34,794,321	31,940,083

Open Market Sale Agreement

On May 7, 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock are made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent is entitled to receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S-3 which was filed with the SEC on May 7, 2026 and was declared effective by the SEC. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of the Company’s common stock under the Sales Agreement. As of June 30, 2026, the Company issued and sold 1,319,738 shares of common stock pursuant to the Sales Agreement for total net proceeds of $29.3 million after deducting sales agents’ commissions.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

8. Stock-Based Compensation

2024 Equity Incentive Plan

The Jade Biosciences, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Jade on June 18, 2024. The 2024 Plan provided for Pre-Merger Jade to grant stock options, restricted stock awards and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms of less than four years. As of June 30, 2026, there are no shares remaining for future grant under the 2024 Plan.

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

The initial share pool under the 2025 Stock Plan was 8,018,700 shares of Company common stock. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 3,535,788 shares. As of June 30, 2026, there are 5,979,990 shares remaining in the 2025 Stock Plan pool.

2025 Employee Stock Purchase Plan

The Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The ESPP became effective on April 28, 2025 at which time 526,241 shares were reserved for issuance under the ESPP. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to the lesser of 1% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 707,157 shares. As of June 30, 2026, there are 1,133,122 shares remaining in the 2025 ESPP pool.

2026 Employment Inducement Stock Incentive Plan

The Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan (the “2026 Inducement Plan”) was approved by the Board of Directors on March 31, 2026. The 2026 Inducement Plan allows for the grant of non-qualified stock options, stock appreciation rights, RSAs, restricted stock units (“RSUs”), other shareholder-based awards and incentive bonuses. The 2026 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board of Directors to administer the plan. The initial share pool under the 2026 Inducement Plan was 1,750,000 common shares. As of June 30, 2026, there are 1,250,000 shares remaining in the 2026 Inducement Plan pool.

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Expected volatility	93.07%	94.76%	94.62%	95.34%
Expected term (in years)	5.94	6.03	6.03	6.07
Risk-free interest rate	4.12%	3.94%	3.87%	4.39%
Expected dividend yield	—%	—%	—%	—%

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,736,078	$5.91	9.1	$92,693
Granted	3,998,956	16.46
Exercised	(306,757)	5.30
Forfeited	(265,518)	7.54
Outstanding at June 30, 2026	13,162,759	$9.10	8.9	$174,072
Options vested and exercisable as of June 30, 2026	2,969,707	$5.44	8.6	$49,786

The weighted average grant-date fair value of stock options granted for the six months ended June 30, 2026 was $12.86 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 was $4.0 million.

Restricted Stock Units

The Company’s RSUs have time-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates. For RSUs, the estimated fair value is the fair market value of the underlying stock on the grant date.

The following table summarizes the RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	497,354	14.81
Vested	—	—
Forfeited	(7,500)	14.81
Unvested balance as of June 30, 2026	489,854	$14.81

Restricted Stock Awards

The Company’s RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSA activity for the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	339,473	$—
Granted	—	—
Vested	(64,662)	—
Forfeited	—	—
Unvested balance as of June 30, 2026	274,811	$—

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Parade Warrant Obligation

In July 2024, the Company entered into the Paragon Option Agreement (as defined below) with Paragon and Parade Biosciences Holding, LLC (“Parade”). Under the terms of the Paragon Option Agreement, Parade will be entitled to grants of warrants to purchase a number of shares equal to 1.00% of the then outstanding shares of the Company’s stock, on a fully diluted basis, on December 31, 2025 and December 31, 2026, at the fair market value determined by the Board of Directors (the “Parade Warrant Obligation”). The grant dates for the issuance of warrants was December 31, 2025 and is expected to be December 31, 2026, as all terms of the award, including number of shares and exercise price, will be known by all parties. Parade’s research and discovery related activities have a service inception period for the grant preceding the grant date, with the full award being vested as of the grant date with no post-grant date service requirement. On December 31, 2025 Jade issued a warrant to purchase 804,519 shares of common stock to Parade, with an exercise price of $15.43. For the three and six months ended June 30, 2025, the Company recognized $1.5 million and $2.4 million, respectively, as stock-based compensation expense related to the Parade Warrant Obligation. The liability was reclassified to equity upon grant as of December 31, 2025.

The Company also expects to issue warrants, under the terms of the Paragon Option Agreement, on December 31, 2026. For the three and six months ended June 30, 2026, the Company recognized $7.1 million and $9.8 million, as stock-based compensation expense related to the Parade Warrant Obligation. The warrants expected to be granted to Parade are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss within research and development. The total fair value of the December 31, 2026 warrants is $19.5 million as of June 30, 2026. The remaining unrecognized compensation relating to the December 31, 2026 warrants is $9.8 million and is expected to be recognized over the remaining term of 0.5 years.

The following table summarizes the assumptions used in calculating the fair value of the warrant obligation as of June 30, 2026:

As of June 30, 2026
Expected volatility	95.1%
Expected term (in years)	10.0
Risk-free interest rate	4.4%
Expected dividend yield	—%

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Research and development	$10,575	$2,556	$15,492	$4,222
General and administrative	3,031	1,339	5,519	2,096
Total	$13,606	$3,895	$21,011	$6,318

As of June 30, 2026, total unrecognized compensation cost related to the unvested stock options was $75.1 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. As of June 30, 2026, total unrecognized compensation cost related to the unvested RSAs was less than $0.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

As of June 30, 2026, total unrecognized compensation cost related to the unvested RSUs was $6.6 million, which is expected to be recognized over a weighted average period of 3.7 years.

The following table summarizes the stock-based compensation based on type of award for the three and six months ended June 30, 2026 and 2025:

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Parade warrant obligation	$7,103	$1,521	$9,770	$2,486
Stock options	6,055	2,374	10,557	3,832
Restricted stock units	448	—	684	—
Total	$13,606	$3,895	$21,011	$6,318

9. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its domestic deferred tax assets. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business tax provisions. OBBBA did not have a material impact on the Company’s effective tax rate, financial condition, or results of operations in 2025 or for the six months ended June 30, 2026. For the Jade Biosciences Canada ULC foreign subsidiary, the Company has computed a forecasted annual effective income tax rate for the year and applies this annual effective income tax rate to the year-to-date activity for the quarter. The Company has recorded a tax liability as of June 30, 2026 of less than $0.1 million related to the Jade Biosciences Canada ULC foreign subsidiary.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

Under the Paragon Option Agreement, the Company is responsible for any additional development costs incurred by Paragon relating to APRIL. There were no development costs related to APRIL for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, the development fees totaled $0.6 million and $2.0 million, respectively, of which $0.6 million and $1.9 million were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, there were no amounts relating to APRIL remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE201. There were no development costs related to JADE201 for the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025 the development fees totaled $0.8 million and $4.1 million, respectively, and were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, there were no amounts relating to JADE201 remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE301, which totaled $0.3 million and $1.1 million for the three and six months ended June 30, 2026, of which $0.3 million and $1.0 million were recognized as research and development expense for the respective periods. For the three and six months ended June 30, 2025 the development fees totaled $0.9 million and $1.7 million, respectively, and were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of June 30, 2026, a total of $0.3 million related to JADE301 remains in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, as part of the Paragon Option Agreement, on each of December 31, 2025 and December 31, 2026, Jade granted or will grant, as applicable, Parade warrants to purchase a number of shares equal to 1.00% of Jade’s outstanding capital stock as of the date of the grant on a fully-diluted basis, with an exercise price equal to the fair market value of the underlying shares of Jade common stock on each respective grant date. On December 31, 2025, Jade granted a warrant to purchase 804,519 shares of common stock to Parade which fulfilled the obligation for the 2025 warrant. Parade is an entity formed by Paragon as a vehicle to hold equity in Jade in order to share profits with certain employees of Paragon and will not perform any substantive role under the Paragon Option Agreement other than to receive such warrants.

In December 2025, Jade completed its selection of the JADE301 development candidate, and Jade recorded a $1.5 million milestone fee and recorded the accrual as research and development expense in the 2025 financial statements. This milestone fee was paid in January 2026.

JADE101 License Agreement

In October 2024, Jade entered into a License Agreement with Paragon (the “JADE101 License Agreement”), pursuant to which Paragon granted Jade a royalty-bearing, worldwide, exclusive and sublicensable license to use, make, sell, import, export and

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

otherwise exploit certain monospecific antibodies and products targeting APRIL in the field of prophylaxis, palliation, treatment and diagnosis of human disease and disorders in all therapeutic areas (the “field”). Under the terms of the JADE101 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for nomination of a development candidate, which was paid in December 2024, a further milestone payment of $2.5 million upon the first dosing of a human participant in a Phase 1 trial which was paid in September 2025, and a $3.0 million milestone upon the first dosing of a human participant in a Phase 2 trial, which was paid in June 2026. On a product-by-product basis, Jade is obligated to pay sublicensing fees of up to approximately $20.1 million, mainly upon the achievement of commercial milestones. Jade will pay Paragon a low to mid-single-digit percentage royalty based on annual net sales of the monospecific products in the field and a mid single-digit percentage royalty based on annual net sales of the multispecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country of sale. On a country-by-country basis, the royalty term for a product ends on the later of (i) the twelfth anniversary of the date of first sale of the product or (ii) the expiration of the last-to-expire valid patent covering the product in the country at issue.

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

Under the JADE101 License Agreement, the Company incurred a $3.0 million milestone upon the first dosing of a human participant in a Phase 2 trial during the three months ended June 30, 2026 and was recorded in research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

JADE201 License Agreement

In October 2025, Jade and Paragon entered into a License Agreement (the “JADE201 License Agreement”), pursuant to which Paragon granted the Company a royalty-bearing, worldwide, exclusive and sublicensable license to use, make, sell, import, export and otherwise exploit certain antibodies and products targeting BAFF-R in the field. Under the terms of the JADE201 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development, regulatory and clinical milestones for Jade’s first monospecific product to reach such milestones, including a $1.5 million fee for nomination of a development candidate, which was paid in April 2025, and a further milestone payment of $2.5 million upon the first dosing of a human participant in a Phase 1 trial, which was paid in June 2026. Jade will pay Paragon a low to mid-single-digit percentage royalty based on annual net sales of monospecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country of sale. On a country-by-country basis, the royalty term for a monospecific product ends on the later of (i) the twelfth anniversary of the date of first sale of the monospecific product or (ii) the expiration of the last-to-expire valid patent covering the monospecific product in the country at issue.

Paragon will not conduct any new campaigns that generate anti-BAFF-R monospecific antibodies in the field for at least five years. Paragon may pursue the development and commercialization of multispecific antibodies and products directed at the BAFF-R target in the field, subject to certain rights held by Jade, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE201 License Agreement. Jade is obligated to pay Paragon up to $24.0 million based on specific development, regulatory and clinical milestones for each Jade multispecific product to reach such milestones and will pay Paragon a mid-single-digit percentage royalty based on annual net sales of all Jade multispecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country of sale. On a country-by-country basis, the royalty term for a multispecific product ends on the later of (i) the twelfth anniversary of the date of first sale of the multispecific product or (ii) the expiration of the last-to-expire valid patent covering the multispecific product in the country at issue. The JADE201 License Agreement may be terminated on 60 days’ notice by Jade; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

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

Additionally, the Company incurred a milestone fee related to the first dosing of a human participant in a Phase 1 trial in the amount of $2.5 million during the three months ended June 30, 2026 which was recorded in research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

JADE301 License Agreement

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

On June 29, 2026, Jade and Paragon entered into a License Agreement (the “JADE301 License Agreement”), pursuant to which Paragon granted Jade a royalty-bearing, worldwide, exclusive and sublicensable license to use, make, sell, import, export and otherwise exploit certain monospecific antibodies and products targeting IFN-β in the field.

Under the terms of the JADE301 License Agreement, Jade is obligated to pay Paragon up to $22.0 million based on specific development and regulatory milestones, including a $1.5 million fee for nomination of a development candidate which was recorded as research and development expense in December 2025 and paid in January 2026, and a further milestone payment of $2.5 million upon the first dosing of a human patient in a Phase 1 trial. On a product-by-product basis, Jade is obligated to pay sublicensing fees of up to approximately $20.1 million, mainly upon the achievement of commercial milestones. Jade will pay Paragon a low to mid-single-digit percentage royalty based on annual net sales of monospecific products in the field, and a mid-single-digit percentage royalty based on annual net sales of multispecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country of sale. On a country-by-country basis, the royalty term for a product ends on the later of (i) the twelfth anniversary of the date of first sale of a Company product or (ii) the expiration of the last-to-expire valid patent covering the product in the country at issue.

Paragon will not conduct any new campaigns that generate monospecific antibodies targeting IFN-β in the field for at least five years. The JADE301 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

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

In consideration for the license, the Company incurred a non-refundable license fee of $0.2 million in November 2024, which was recorded as research and development expense. Additionally, in June 2025 the Company incurred a non-refundable license fee of $0.1 million, which was recorded as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. Additionally, if the Company manufactures all of its commercial supplies of bulk drug product for a particular product with a manufacturer other than WuXi Biologics Ireland or its affiliates, it is required to make royalty payments to WuXi Biologics Ireland in an amount equal to a fraction of a single digit percentage of global net sales of the WuXi Biologics Ireland Licensed Products manufactured by a third-party manufacturer (the “Royalty”). If the Company manufactures part of its commercial supplies of the WuXi Biologics Ireland Licensed Products with WuXi Biologics Ireland or its affiliates, then the Royalty will be reduced accordingly on a pro rata basis. The Company has the option, at any time, to pay WuXi Biologics Ireland a non-refundable lump-sum royalty buyout payment on a drug product-by-drug product basis to extinguish future Royalty obligations with respect to such drug product.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

As of June 30, 2026, the Company had $0.6 million of operating lease right-of-use asset and lease liability of $0.8 million on its condensed consolidated balance sheets. As of June 30, 2026, the operating lease arrangement had a remaining lease term of 4.3 years and an incremental borrowing rate of 14.24%. For each of the three and six months ended June 30, 2026 and 2025, the Company recorded operating lease expense of less than $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31,
remaining six months in 2026	113
2027	231
2028	236
2029	240
2030	183
Total maturities	$1,003
Less: Imputed interest	(242)
Total present value of operating lease liability	$761

12. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the 401(k) Plan may be made at the discretion of management. The Company recorded an expense related to 401(k) match contributions of $0.2 million and $0.4 million for the three and six months ended June 30, 2026, and none for the three and six months ended June 30, 2025, respectively.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of June 30, 2026, the Company was not a party to any material legal proceedings or claims.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders and Series A Preferred stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(46,211)	61,050,775	$(0.76)	$(79,291)	59,423,013	$(1.33)
Series A Preferred Stock (1)	(9,554)	12,622	$(756.93)	(16,842)	12,622	$(1,334.34)
Net loss	$(55,765)			$(96,133)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(24,552)	28,431,158	$(0.86)	$(54,985)	15,932,206	$(3.45)
Series A Preferred Stock (2)	(7,582)	8,781	$(863.46)	(15,318)	4,439	$(3,450.78)
Net loss	$(32,134)			$(70,303)

(1) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 12,622,000 for both the three and six months ended June 30, 2026.

(2) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 8,780,522 and 4,438,505 for the three and six months ended June 30, 2025, respectively.

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

	Three and Six Months Ended June 30, 2026	Three and Six Months Ended June 30, 2025
Outstanding and unvested RSAs	274,811	495,739
Outstanding and issued common stock options	13,162,759	9,348,097
Outstanding and unvested Restricted stock units	489,854	—
Outstanding and issued warrant to Parade	804,519	—
Total	14,731,943	9,843,836

14. Related Party Transactions

Paragon and Parade each beneficially own less than 5% of the Company’s share capital through their respective holdings of Company’s common stock.

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the board of directors and beneficially owns more than 5% of Paragon.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The following is a summary of related party accounts payable and other current liabilities (in thousands):

	June 30, 2026	December 31, 2025
Reimbursable fees under the terms of the Paragon Option Agreement	$299	$4,942
Paragon reimbursable legal fees	—	27
	$299	$4,969

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

The table below is a summary of the significant expenses categories regularly provided to the CODM (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating expenses:
JADE101 external research and development costs	$14,978	$7,249	$30,401	$17,016
JADE201 external research and development costs	6,104	8,356	8,981	13,510
JADE301 external research and development costs	10,105	926	16,027	1,659
Research and development personnel-related costs (including stock-based compensation)	16,775	5,710	27,423	9,662
Other research and development costs	2,103	306	3,286	723
General and administrative personnel-related costs (including stock-based compensation)	5,687	3,118	10,985	4,827
General and administrative professional, consulting, and other fees	3,164	2,113	5,258	3,765
Total operating expenses	$58,916	$27,778	$102,361	$51,162

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” or “Jade,” refer to Jade Biosciences, Inc. and its consolidated subsidiaries, taken as a whole.

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

Our lead product candidate, JADE101, is a monoclonal antibody (“mAb”) targeting a cytokine called “A PRoliferation Inducing Ligand” (“APRIL”) that modulates plasma cell survival and immunoglobulin production, which we are initially developing for the treatment of IgA nephropathy (“IgAN”). Our second product candidate is JADE201, a mAb targeting B cell activating factor receptor (“BAFF-R”) with potential for the treatment of multiple autoimmune disorders. Our third product candidate is JADE301, a mAb targeting interferon beta (“IFN-β”) initially being developed for the treatment of dermatomyositis (“DM”).

JADE101 – anti-APRIL antibody

JADE101 is a subcutaneously administered (“SQ”) extended half-life mAb initially being developed for the treatment of IgAN.

Phase 1 Trial in Healthy Volunteers

In August 2025, we initiated a Phase 1 trial of JADE101 in healthy volunteers. The JADE101 Phase 1 trial is a double-blind, placebo-controlled study and consists of single-ascending SQ doses of JADE101 in healthy volunteers. Eight healthy volunteers, six treated with JADE101 and two treated with placebo, were enrolled in each cohort, for a total of 32 healthy adult subjects in the trial. Evaluated doses included single SQ administrations of 175 mg, 350 mg, 700 mg, and 1,400 mg.

In June 2026, we announced positive interim safety, pharmacokinetic, and pharmacodynamic data from this trial, in which JADE101 demonstrated meaningful IgA reductions reaching approximately 70% from baseline sustained at 12 weeks at the 700 mg dose; this dose is anticipated to reflect the steady-state IgA responses in IgAN patients with the planned JADE101 dosing strategy and support the potential for an every 12 week (“Q12W”) dosing interval. Greater than 70% IgA reductions were simulated at steady-state with a single SQ injection of 350 mg of JADE101 Q12W following one 700 mg induction dose.

Single SQ doses of JADE101 up to 1,400 mg were well tolerated with an observed safety profile generally consistent with the anti-APRIL class as of the April 14, 2026 data cutoff.

JUNIPER Phase 2 Trial in IgAN Patients

In May 2026, we announced dosing of our first patient in the JUNIPER Phase 2 clinical trial, an open-label study evaluating JADE101 in patients with IgAN, which is expected to enroll approximately 30 participants. Participants are expected to receive a 700 mg induction dose of JADE101 at treatment onset followed by maintenance doses of 350 mg starting at Week 4 and subsequently either every 8 weeks (n=15) or every 12 weeks (n=15).

The primary objectives of the trial are to evaluate the safety and tolerability of JADE101. Secondary and exploratory objectives include changes in 24-hour urine protein-to-creatinine ratio (“UPCR-24”), including the proportion of participants achieving UPCR-24 levels below 0.5 g/day and 0.3 g/day, renal function as measured by estimated glomerular filtration rate, and hematuria resolution over time. Interim clinical data are anticipated in 2027.

We plan to initiate a registrational Phase 3 clinical trial in the first half of 2027, pending feedback and requirements from the U.S. Food and Drug Administration.

JADE201 – anti-BAFF-R antibody

JADE201 is an SQ extended half-life mAb targeting BAFF-R with potential for the treatment of multiple autoimmune disorders. It is designed to have a dual mechanism of action: first, via enhanced effector function, by directly killing B cells through antibody-dependent mechanisms, and second, by inhibiting BAFF signaling to block a critical activation and survival pathway for B cells. JADE201 incorporates half-life extension technology, which has the potential to significantly prolong its duration of action, by maintaining pharmacologic activity throughout the dosing interval.

Phase 1 Trial in Rheumatoid Arthritis

In May 2026, we announced dosing of our first patient in a Phase 1 clinical trial of JADE201 in patients with rheumatoid arthritis. This Phase 1 trial has a randomized, placebo-controlled, single ascending dose design. The trial is expected to enroll approximately 36 participants across six cohorts. Six participants, five treated with JADE201 and one treated with placebo, are expected to be enrolled in each cohort of the trial.

The trial aims to establish safety, tolerability, and pharmacokinetics. We will also measure biomarkers such as BAFF-R occupancy, soluble BAFF levels, and immunophenotype B cell subpopulations by flow cytometry to assess the depth and duration of depletion. Because rheumatoid arthritis patients respond rapidly to B cell depletion, we will also incorporate exploratory efficacy measures, such as Disease Activity Score-28 (“DAS28”) which may provide additional insight into JADE201’s therapeutic potential even at this early stage. We expect to report interim clinical data from this trial in 2027, which are expected to inform indication prioritization and a focused clinical development strategy.

JADE301 – anti IFN-β antibody

JADE301 is an SQ extended half-life mAb targeting Interferon beta (“IFN-β”) initially being developed for DM, a debilitating autoimmune disease that affects approximately 50,000 adults in the United States. JADE301 is designed to directly and specifically inhibit activity of IFN-β to quiet immune activation, muscle and skin damage, while avoiding broad inhibition of multiple cytokine-signaling pathways.

Phase 1 Trial in Healthy Volunteers

We plan to initiate a Phase 1 trial of JADE301 in healthy volunteers in the fourth quarter of 2026. The JADE301 Phase 1 trial will be a double-blind, placebo-controlled study consisting of single-ascending SQ doses of JADE301 in healthy volunteers. Eight healthy volunteers, six treated with JADE301 and two treated with placebo, are expected to be enrolled in each cohort, and we expect to enroll approximately 24 healthy adult subjects in the trial.

We expect to report interim data from the Phase 1 trial of JADE301 in the second half of 2027.

Financial Overview

Since our inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, establishing and protecting our intellectual property portfolio, establishing arrangements with third parties for the manufacture of our product candidates and component materials, developing and progressing our pipeline, and providing general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. To date, we have funded our operations primarily with proceeds from the issuance of convertible preferred stock, a convertible note, and common stock and pre-funded warrants in underwritten offerings, private placements and through our ATM program.

We have incurred operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of any programs we may develop.

As of June 30, 2026, we had an accumulated deficit of $270.5 million. For the six months ended June 30, 2026, we used net cash of $67.7 million for our operating activities. We have generated net losses of $55.8 million and $96.1 million for the three and six months ended June 30, 2026.

As of June 30, 2026, we had cash and cash equivalents, and investments of $461.2 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of our unaudited condensed consolidated financial statements for the period ended June 30, 2026.

Recent Developments - Equity Offerings

The following summarizes our equity offerings for the six months ended June 30, 2026.

Underwritten Offering

On June 5, 2026 we completed an underwritten a public offering of 11,500,000 shares of our common stock, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The shares of common stock were sold to the public at a price of $15.00 per share. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses, were $172.5 million.

ATM Facility

During the six months ended June 30, 2026, we sold 1,319,738 shares of common stock under our at the market offering program (“ATM Offering”) for gross proceeds of $29.9 million less issuance costs of $0.6 million.

Components of Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:

•
external research and development expenses incurred under agreements with third parties that conduct research and development activities on our behalf, including services rendered under the Antibody Discovery and Option Agreement (the “Paragon Option Agreement”) with Paragon Therapeutics, Inc. (“Paragon”) and Parade Biosciences Holding, LLC (“Parade”), with respect to JADE101 for the selected target APRIL, JADE201 for the selected target BAFF-R and JADE301, for the selected target IFN-β;
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

We expense research and development costs as incurred. For the three and six months ended June 30, 2026, we recognized $13.0 million and $17.3 million of expenses, respectively, in connection with services provided by Paragon under the Paragon Option Agreement and the JADE101 License Agreement as well as the Parade warrants in our condensed consolidated statement of operations and comprehensive loss compared to $3.9 million and $11.7 million of expenses, respectively, for the three and six months ended June 30, 2025. We track direct costs on a program specific basis. Indirect internal costs are applied broadly across multiple programs rather than to any single program, and as such, are not separately classified.

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
•
the number of participants that participate in the trials;
•
the number of doses that participants receive;
•
the drop-out or discontinuation rates of participants;
•
the potential additional safety monitoring requested by regulatory agencies;
•
the duration of subject participation in the trials and follow-up;
•
the cost and timing of manufacturing our product candidates;
•
the phase of development of our candidates;
•
the extent of changes in government regulation and regulatory guidance;
•
the efficacy and safety profiles of our product candidates;
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

We expect that our general and administrative expenses will increase substantially for the foreseeable future as we increase our headcount to support our expected growth. We also incurred and expect to continue to incur increased expenses associated with operating as a public company, including increased costs of accounting, audit, legal, regulatory and tax related services associated with maintaining compliance with SEC requirements, additional director and officer insurance costs, and investor and public relations costs. We also expect to incur additional intellectual property-related expenses as we file patent applications to protect innovations arising from our research and development activities.

Other Income (Expense)

Other income primarily relates to interest income. Other expense primarily relates to unrealized gain/loss on foreign exchange transactions. Change in fair value of convertible notes payable relates to the fair value adjustment related to our previously outstanding convertible notes.

Income Taxes

We have recorded a full valuation allowance against our domestic net deferred tax assets at each balance sheet date, as we believe it is more likely than not that the benefit won't be realized due to our cumulative losses generated to date and expectation of future losses.

Results of Operations for the Three Months ended June 30, 2026 and June 30, 2025:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change
Operating expenses
Research and development(1)	$50,065	$22,547	$27,518
General and administrative(2)	8,851	5,231	3,620
Total operating expenses	58,916	27,778	31,138
Loss from operations	(58,916)	(27,778)	(31,138)
Other income (expense):
Interest income	3,228	1,828	1,400
Change in fair value of convertible notes payable(3)	—	(6,184)	6,184
Other expense	(62)	—	(62)
Total other income (expense), net	3,166	(4,356)	7,522
Net loss before income tax expense	(55,750)	(32,134)	(23,616)
Income tax expense	(15)	—	(15)
Net loss	$(55,765)	$(32,134)	$(23,631)

(1) Includes related party amounts of $13.0 million for the three months ended June 30, 2026 and $3.9 million for the three months ended June 30, 2025.

(2) Includes no related party amounts for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025.

(3) Includes no related party amounts for the three months ended June 30, 2026 and $1.3 million for the three months ended June 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change
External research and development costs:
JADE101(1)	$14,978	$7,249	$7,729
JADE201(2)	6,104	8,356	(2,252)
JADE301(3)	10,105	926	9,179
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	16,775	5,710	11,065
Other (including general allocated shared costs, licenses, insurance and regulatory)	2,103	306	1,797
Total research and development expenses	$50,065	$22,547	$27,518

(1)
Includes related party amounts of $3.0 million for the three months ended June 30, 2026 and $0.6 million for the three months ended June 30, 2025.

(2)
Includes related party amounts of $2.5 million for the three months ended June 30, 2026 and $0.8 million for the three months ended June 30, 2025.

(3)
Includes related party amounts of $0.4 million for the three months ended June 30, 2026 and $0.9 million for the three months ended June 30, 2025.

(4)
Includes related party amounts of $7.1 million for the three months ended June 30, 2026 and $1.5 million for the three months ended June 30, 2025.

Research and development expenses were $50.1 million for the three months ended June 30, 2026 and consisted primarily of the following:

•
$15.0 million in JADE101 costs including $5.8 million related to chemistry, manufacturing and controls, $3.9 million in milestone payments, $4.5 million related to costs incurred in the early stages of our clinical trials, and $0.8 million in other general research and development costs;
•
$6.1 million in JADE201 costs including a $2.5 million milestone fee related to first patient first dosing in the JADE201 Phase 1 clinical trial, $1.9 million in the early stages of our clinical trials, $0.9 million related to chemistry, manufacturing and controls, and $0.8 million in other general research and development costs;
•
$10.1 million in JADE301 costs including $5.6 million in chemistry, manufacturing and controls, $4.0 million in toxicology studies, and $0.5 million in other general research and development costs;
•
$16.8 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $3.5 million related to stock-based compensation expense, and an additional $7.1 million related to stock-based compensation expense related to the pre-funded warrants issuable to Parade under the Paragon Option Agreement (the “Parade Warrants”); and
•
$2.1 million of other research and development expenses.

Research and development expenses were $22.5 million for the three months ended June 30, 2025 and consisted primarily of the following:

•
$7.2 million in JADE101 costs including $3.3 million related to chemistry, manufacturing and controls, $2.1 million related to toxicology studies, and $1.8 million in other general research and development costs;
•
$8.4 million in JADE201 costs including $5.2 million related to chemistry, manufacturing and controls, $2.3 million related to toxicology studies, and $0.9 million in other general research and development costs;
•
$0.9 million in costs related to JADE301;
•
$5.7 million personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.1 million related to stock-based compensation expense, and an additional $1.5 million related to stock-based compensation expense related to the Parade Warrants; and
•
$0.3 million in other general research and development expenses.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change
Professional, consulting and other fees(1)	$3,164	$2,113	$1,051
Personnel-related (including stock-based compensation)	5,687	3,118	2,569
Total general and administrative expenses	$8,851	$5,231	$3,620

(1)
Includes no related party amounts for the three months ended June 30, 2026 and $0.1 million for the three months ended June 30, 2025.

General and administrative expenses were $8.9 million for three months ended June 30, 2026 and consisted primarily of the following:

•
$5.7 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $3.0 million; and
•
$3.2 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees.

General and administrative expenses were $5.2 million for three months ended June 30, 2025 and consisted primarily of the following:

•
$1.9 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees; and
•
$3.1 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $1.4 million.

Results of Operations for the Six Months ended June 30, 2026 and June 30, 2025:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Operating expenses
Research and development(1)	$86,118	$42,570	$43,548
General and administrative(2)	16,243	8,592	7,651
Total operating expenses	102,361	51,162	51,199
Loss from operations	(102,361)	(51,162)	(51,199)
Other income (expense):
Interest income	6,330	2,443	3,887
Change in fair value of convertible notes payable(3)	—	(21,584)	21,584
Other expense	(71)	—	(71)
Total other income (expense), net	6,259	(19,141)	25,400
Net loss before income tax expense	(96,102)	(70,303)	(25,799)
Income tax expense	(31)	—	(31)
Net loss	$(96,133)	$(70,303)	$(25,830)

(1) Includes related party amounts of $17.3 million for the six months ended June 30, 2026 and $11.7 million for the six months ended June 30, 2025.

(2) Includes related party amounts of $0.2 million for the six months ended June 30, 2026 and $0.1 million for the six months ended June 30, 2025.

(3) Includes no related party amounts for the six months ended June 30, 2026 and $4.6 million for the six months ended June 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
External research and development costs:
JADE101(1)	$30,401	17,016	13,385
JADE201(2)	8,981	13,510	(4,529)
JADE301(3)	16,027	1,659	14,368
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	27,423	9,662	17,761
Other	3,286	723	2,563
Total research and development expenses	$86,118	$42,570	$43,548

(1) Includes related party amounts of $3.0 million for the six months ended June 30, 2026 and $2.0 million for the six months ended June 30, 2025.

(2) Includes related party amounts of $3.5 million for the six months ended June 30, 2026 and $5.7 million for the six months ended June 30, 2025.

(3) Includes related party amounts of $1.0 million for the six months ended June 30, 2026 and $1.7 million for the six months ended June 30, 2025.

(4) Includes related party amounts of $9.8 million for the six months ended June 30, 2026 and $2.5 million for the six months ended June 30, 2025.

Research and development expenses were $86.1 million for the six months ended June 30, 2026 and consisted primarily of the following:

•
$30.4 million in JADE101 costs including $18.3 million related to chemistry, manufacturing and controls, $6.3 million related to costs incurred in the early stages of our clinical trials, $3.9 million in milestone payments, and $1.9 million in other general research and development costs;
•
$9.0 million in JADE201 costs including $2.5 million milestone fee related to dosing our first patient in the JADE201 Phase 1 clinical trial, $1.0 million of research and development expense related to a non-refundable, non-creditable fee paid to Paragon to obtain exclusive rights to develop a bispecific antibody directed to a specific target combination for JADE201, $2.6 million in early clinical spend, $1.1 million in toxicology studies, $1.1 million related to chemistry, manufacturing and controls, and $0.7 million in other general research and development costs;
•
$16.0 million in JADE301 costs including $10.4 million in chemistry, manufacturing and controls, $4.5 million in toxicology studies and $1.1 million in other general research and development costs;
•
$27.4 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $5.7 million related to stock-based compensation expense, and an additional $9.8 million related to stock-based compensation expense related to the Parade Warrants; and
•
$3.3 million of other research and development expenses.

Research and development expenses were $42.6 million for the six months ended June 30, 2025 and consisted primarily of the following:

•
$17.0 million in JADE101 costs including $8.6 million related to chemistry, manufacturing and controls, $5.0 million related to costs of toxicology studies, $1.1 million in in-vivo studies, $0.8 million related to Paragon development fees, and $1.5 million in other general research and development costs;
•
$13.5 million in JADE201 costs including $5.7 million related to chemistry, manufacturing and controls, $2.3 million related to costs of toxicology studies, $1.6 million in in-vivo studies, $1.5 million in milestone fees due to Paragon, and $2.4 million in other general research and development costs;

•
$1.7 million in JADE301 costs primarily associated with early discovery and exploration;
•
$9.7 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.7 million related to stock-based compensation expense, and an additional $2.5 million related to stock-based compensation expense related to the Parade Warrants; and
•
$0.7 million in other research and development expenses.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change
Professional, consulting and other fees(1)	$5,258	$3,765	$1,493
Personnel-related (including stock-based compensation)	10,985	4,827	6,158
Total general and administrative expenses	$16,243	$8,592	$7,651

(1) Includes related party amount of $0.2 million for the six months ended June 30, 2026 and $0.1 million for the six months ended June 30, 2025.

General and administrative expenses were $16.2 million for six months ended June 30, 2026 and consisted primarily of the following:

•
$11.0 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $5.5 million; and
•
$5.3 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees.

General and administrative expenses were $8.6 million for six months ended June 30, 2025 and consisted primarily of the following:

•
$3.4 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees;
•
$4.8 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $2.1 million;
•
$0.3 million of legal fees related to patent-related activities; and
•
less than $0.1 million of other general and administrative expenses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of convertible notes (“Convertible Notes”), from which we received gross proceeds of $95.0 million, $557.5 million in gross proceeds from various equity financings, and $29.9 million in gross sales through our ATM Offering. As of June 30, 2026, we had cash and cash equivalents, and investments of $461.2 million.

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

On May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock, are made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S-3 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2026 and was declared effective by the SEC on May 15, 2026. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. As of June 30, 2026 we have sold 1,319,738 shares under the Sales Agreement for total net proceeds of $29.3 million. As of June 30, 2026, we had $170.1 million available for future sales of common stock under the Sales Agreement.

On June 5, 2026, we completed an underwritten public offering for 11,500,000 shares of our common stock at a share price of $15.00 for net proceeds of approximately $161.6 million, net of aggregate underwriting discounts and commissions and expenses of $10.9 million.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash used in operating activities	$(67,737)	$(38,916)
Net cash used in investing activities	(106,102)	(136)
Net cash provided by financing activities	192,728	190,608
Effect of exchange rates on cash and cash equivalents	(77)	—
Net increase in cash and cash equivalents	$18,812	$151,556

Net Cash Used in Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $67.7 million, which was primarily attributable to a net loss of $96.1 million, partially offset by non-cash charges of $20.2 million and changes in operating assets and liabilities of $8.1 million. Non-cash charges consisted of $21.0 million increase in stock-based compensation expense partially offset by accretion/amortization of investments of $0.9 million. Net cash provided by changes in our operating activities consisted of a change of $5.8 million related to accrued expenses and other current liabilities, $2.6 million change to prepaid expenses and other current assets and $4.4 million change in accounts payable, partially offset by a $4.7 million decrease in related party accrued expenses. The increase in accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to a decrease in our prepaid research and development balance due to our ongoing clinical trials.

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

Net Cash Used in Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $106.1 million, which was driven by purchases of investments.

For the six months ended June 30, 2025, net cash used in investing activities was $0.1 million, which was driven by purchases of leasehold improvements related to the lease of our Canadian office space.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $192.7 million which primarily related to proceeds from the June public offering and sales under the ATM Offering.

For the six months ended June 30, 2025, net cash provided by financing activities was $190.6 million, which primarily related to the $205.0 million in gross proceeds from the Pre-Closing Financing (as defined below) partially offset by $14.5 million of deferred offering costs.

Future Funding Requirements

As of June 30, 2026, we had cash and cash equivalents, and investments of $461.2 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating plans for at least twelve months from the issuance of the condensed consolidated financial statements for the period ended June 30, 2026.

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

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements for the periods presented. See Notes 10,11, and 12 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Vancouver, Canada, and other commitments, including the potential development and sales milestone payments and royalty payments we may be required to make under the Paragon Option Agreement, JADE101 License Agreement, JADE201 License Agreement, JADE301 License Agreement and Parade warrant.

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

Determination of Fair Value of Common Stock

A public trading market for our common stock was established in connection with the completion of the Merger (described below) and the Nasdaq listing of our common stock. As such, it is no longer necessary for our board of directors to estimate the fair value of our share awards in connection with our accounting for granted share-based awards or other such awards we may grant, as the fair value of our common stock and share-based awards is determined based on the quoted market price of our common stock.

On April 28, 2025, we consummated the previously announced merger transaction (the “Merger”) pursuant to that certain Agreement and Plan of Merger, dated as of October 30, 2024, by and among Jade Biosciences, Inc., a private Delaware corporation (“Pre-Merger Jade”), Aerovate Therapeutics, Inc., a Delaware corporation (“Aerovate”) and certain subsidiaries of Aerovate. In connection with the Merger, Aerovate changed its name to “Jade Biosciences, Inc.”

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

Convertible Notes

Immediately prior to the effective time of the Merger, shares of common stock of Pre-Merger Jade (“Pre-Merger Jade common stock”) and pre-funded warrants of Pre-Merger Jade (“Pre-Merger Jade pre-funded warrants”) were issued pursuant to the conversion of the Convertible Notes based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the conversion of Convertible Notes into shares of Pre-Merger Jade pre-funded warrants (the “Pre-Closing Financing”). As of December 31, 2025, there are no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Jade Common Stock and 4,289,744 Jade pre-funded warrants.

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

As of June 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are eligible to use the requirements for a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings in the ordinary course of our business. We are not presently a party to or aware of any legal proceedings that, in the opinion of management, would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity and reputational harm, and other factors.

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
•
We may find it difficult to enroll participants in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling participants in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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
•
Because our governing documents limit the court in which you may bring an action against us, you may have difficulty obtaining a favorable judicial forum or you may incur more expense enforcing any rights which you may claim.
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

We are a clinical stage biotechnology company with limited operating history. Since our inception, we have incurred operating losses with no corresponding revenue and have utilized substantially all of our resources to identify, license and develop our product candidates, organize and staff our company and provide other general and administrative support for our operations. We have limited experience as a company in initiating, conducting or completing preclinical studies or clinical trials. In part because of this limited experience, we cannot be certain that our preclinical studies or clinical trials will begin or be completed on time, if at all. In addition, we have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as our business grows, we may encounter unforeseen expenses, restrictions, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with an early research and development focus to a company capable of supporting larger scale clinical trials and eventually commercial activities. We may not be successful in such a transition.

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

As a result, we will require substantial additional funding to continue our operations. As of June 30, 2026, we had $107.2 million of cash and cash equivalents, and $354.0 million of investments. We expect that our existing cash and cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our unaudited condensed consolidated financial statements for the three months ended June 30, 2026 were issued. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic opportunities. For example, on May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. However, there can be no assurance that the Sale Agent would be successful in consummating any future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Any such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our stockholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

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

We have incurred significant net losses in each period since we commenced operations in June 2024. We generated net losses of $55.8 million and $96.1 million for the three and six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $270.5 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
make milestone payments to Paragon under the Paragon Option Agreement and the license agreements with Paragon relating to JADE101, JADE201 and JADE301 (together, the “Paragon License Agreements”), and under any additional future collaboration or license agreements that we enter into;
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
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies. In IgAN, competitors include Biogen Inc., Biohaven, Ltd., Calliditas Therapeutics AB, Climb Bio, Inc., Novartis AG, Otsuka Pharmaceutical Co., Ltd., Takeda Pharmaceutical Company Limited, Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Vertex Pharmaceuticals Incorporated. In dermatomyositis, competitors include argenx SE, AstraZeneca plc, Pfizer, Inc., and Priovant Therapeutics, Inc. We also face competition from academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and the historical failure rate for product candidates in our industry is high. Such setbacks have occurred and may occur for many reasons, including, but not limited to: clinical sites and investigators may deviate from clinical trial protocols and we may fail to detect any such deviations in a timely manner; trial participants may fail to adhere to any required clinical trial procedures, including any requirements for post-treatment follow-up; our product candidates may fail to demonstrate effectiveness or safety in certain patient subpopulations, which has not been observed in earlier trials due to limited sample size, lack of analysis, or otherwise; or our clinical trials may not adequately represent the patient populations we intend to treat, whether due to limitations in our trial designs or otherwise, such as where one patient subgroup is overrepresented in the clinical trial.

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

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

We are substantially dependent on the success of JADE101, and our current and anticipated future clinical trials of such product candidate may not be successful.

Our future success is substantially dependent on our ability to timely obtain regulatory approval for, and then successfully commercialize, JADE101. We are initially investing a majority of our efforts and financial resources into the research and development of this program. We initiated a Phase 1 clinical trial of JADE101 in healthy volunteers in August 2025 and a Phase 2 clinical trial of JADE101 in IgAN patients in May 2026. The success of JADE101 is dependent on observing sufficient efficacy, a favorable safety profile and improved pharmacokinetic properties compared to other products and product candidates in clinical development. To the extent we do not observe sufficient efficacy, a favorable safety profile or improved pharmacokinetic properties in our current and future clinical trials of JADE101, it would significantly and adversely affect the clinical and commercial potential of JADE101.

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

From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of scientific studies and clinical trials, the timing for clinical data, and the timing for the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are and will be based on numerous assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in many cases for reasons beyond our control. If we do not meet these milestones as publicly announced, or at all, our prospects and reputation may be adversely affected and our stock price may decline. Additionally, delays relative to our projected timelines are likely to cause overall expenses to increase, which may require us to raise additional capital sooner than expected and prior to achieving targeted development milestones.

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

Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety, potency and/or efficacy of our product candidate in humans. Our clinical trials may not be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. For example, we depend on the availability of non-human primates (“NHPs”) to conduct certain preclinical studies that we are required to complete prior to submitting an IND and initiating clinical development. There is currently a global shortage of NHPs available for drug development. While we currently do not anticipate that this shortage will materially impact our costs or timelines, a continuing or future shortage could cause the cost of obtaining NHPs for our future preclinical studies to increase significantly or result in delays to our development timelines. Furthermore, a failure of one or more clinical trials can occur at any clinical trial phase. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. In addition, we expect to rely on patients to provide feedback on measures such as measures of disease and quality of life, which are subjective and inherently difficult to evaluate. These measures can be influenced by factors outside of our control and can vary widely from day to day for a particular patient, and from patient to patient and from site to site within a clinical trial.

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional participants, our development timelines may be delayed. For example, the planned Phase 3 clinical trial of JADE101 could be delayed based on feedback or requirements from the FDA or foreign regulatory authorities. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; regulatory authority requirements for additional early stage clinical data prior to advancing into a later stage clinical trial; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such clinical trials are being conducted, by the Data Safety Monitoring Board, if any, for such clinical trial or by the FDA or comparable foreign regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical trial protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from the product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, even if we believe that a clinical trial is successful, it may not support regulatory approval. If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates, if the results of these trials are not positive or are only moderately positive, if there are safety concerns, or if trials otherwise do not support regulatory approval, our business and results of operations would be adversely affected.

We may find it difficult to enroll participants in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which JADE101 is being developed. If we encounter difficulties enrolling participants in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in enrollment in our current or future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until our conclusion. In particular, as a result of the inherent difficulties in diagnosing IgAN, an indication with relatively small patient populations, and the significant competition for recruiting participants with IgAN in clinical trials, there may be delays in enrolling the participants we need to complete clinical trials on a timely basis, or at all. In addition, because we are initially focused on developing product candidates for indications for which there is significant competition for recruiting patients, we may encounter similar challenges for patient enrollment when we commence clinical programs for additional product candidates in the future. Further, there are a number of recently approved products for the treatment of IgAN, with additional products likely to gain approval in the next year, and participants may decide, or physicians may recommend, to use such approved treatments instead of enrolling in clinical trials.

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

From time to time, we may publicly disclose preliminary, or topline data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data. The results and related findings and conclusions are subject to change following a more comprehensive review of the data. We also make assumptions, estimations, calculations and conclusions as part of our analyses of these data without the opportunity to fully and carefully evaluate complete data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated or subsequently made subject to audit and verification procedures. Any preliminary or topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available or as patients from our clinical trials continue in follow up. Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular product candidate, the approvability or commercialization of the particular product candidate and of us as a company. In addition, the information we choose to publicly disclose regarding a particular preclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. As a result, you or others may have reached different conclusions based on such extensive information in comparison to our publicly disclosed conclusion regarding a particular preclinical study or clinical trial. If the preliminary, topline or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Even if regulatory approval is obtained for a product candidate resulting from one of our current or future programs, we may not gain market acceptance among physicians, healthcare professionals, patients, healthcare payors or the medical community. We may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and whether it will otherwise be accepted in the market. Market acceptance will depend on many factors, including factors that are not within our control. There are a number of recently approved products and multiple product candidates in later stages of development for the treatment of IgAN, including Tarpeyo, Filspari, Fabhalta, Vanrafia, Voyxact and Trutakna. Tarpeyo, Filspari and Vanrafia each lead to modest benefits on kidney function. Voyxact received FDA accelerated approval in November 2025 for the treatment of IgAN based on interim results in IgAN patients. In its Phase 3 study, Voyxact achieved a 51% reduction in urine protein creatinine ratio (“UPCR”) when compared to placebo and a 0.3 mL/min/1.73 m2 increase in mean change of estimated glomerular filtration rate from baseline, compared to a decline of 4.2 mL/min/1.73 m2 in the placebo-treated group, at 24 months. Trutakna received FDA accelerated approval in July 2026 for the treatment of IgAN based on interim results in IgAN patients and achieved a 42% reduction in UPCR when compared to placebo. Trutakna’s long-term effects on kidney function stabilization have not yet been reported from its pivotal Phase 3 study. The FDA has also accepted a Biologics License Application for accelerated approval of povetacicept in IgAN, with a Prescription Drug User Fee Act target action date of November 30, 2026. Market participants with significant influence over acceptance of new treatments, such as clinicians and third-party payors, may not adopt a biologic that incorporates anti-APRIL antibodies and half-life extension for our targeted indication, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any programs developed by us or our existing or future collaborators. An extended half-life may make it more difficult for patients to change treatments and there is a perception that half-life extension could exacerbate side effects, each of which may adversely affect our ability to gain market acceptance. Market acceptance of our product candidates may be negatively impacted by potential poor performance of our competitors, including the occurrence of serious adverse events in such competitors’ clinical trials or failure by such competitors to obtain and maintain regulatory approval for their product candidates. Additionally, although we believe that the improved dosing and convenience we expect our product candidates to provide will improve market acceptance of such product candidates and that our candidates will have a competitive efficacy profile, our predictions may not be accurate and other competitive products may instead gain and hold the applicable market. Sales of medical products also depend on the willingness of clinicians to prescribe the treatment. We cannot predict whether clinicians, clinicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective, cost effective or less burdensome as compared with competing treatments. If any current or future product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

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

We conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting our Phase 1 clinical trial of JADE101 in New Zealand, and our Phase 2 clinical trial of JADE101 in the United States, New Zealand, Australia, South Korea and Taiwan, and we plan to conduct additional clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

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

We rely on our collaboration with a third party, Paragon, for a substantial portion of our discovery capabilities and for the rights necessary to develop and commercialize our product candidates. In the future, we could also rely on additional licensing arrangements with third parties. For example, we have entered into the Paragon License Agreements. However, Paragon could terminate each of the Paragon License Agreements under certain circumstances, including our failure to make any payments owed to Paragon under the agreement or any uncured material breach of the agreement by us, in which event we may lose intellectual property rights and may not be able to develop or commercialize the product candidates covered by that agreement, including JADE101, JADE201 or JADE301, as applicable.

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

We have relied and continue to rely on Paragon, and expect to rely on our future licensing partners, to (i) conduct research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, (ii) accurately report the results of all preclinical trials conducted prior to our licensing or acquisition of the relevant product candidates and (iii) correctly collect and interpret the data from these trials. If the research and development processes or the results of the development programs prior to our licensing or acquisition of our product candidates prove to be unreliable, this could result in increased costs and delays in the development of our product candidates, which could adversely affect any future revenue from such product candidates, if approved.

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

We plan to rely on foreign CROs and CMOs, including WuXi Biologics (Hong Kong) Limited (“WuXi Biologics (Hong Kong)”), for formulation and manufacturing of our clinical trial materials, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be the target of legislation, trade restrictions and foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material, restrict or even prohibit our ability to work with such CMOs, or have an adverse effect on our ability to secure significant commitments from governments to purchase potential therapies. For example, the U.S. BIOSECURE Act, which was enacted in December 2025, prohibits federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern”. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. If the foreign CROs and CMOs we rely on become subject to trade restrictions, sanctions, increased tariffs or other regulatory requirements by the U.S. government (including designation as a “biotechnology company of concern” under the U.S. BIOSECURE Act), or if the U.S. or Chinese government take retaliatory actions due to recent or increased tensions between the U.S. and China, it may have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain “biotechnology companies of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a single CMO source for our supply of our product candidates and an agreement with a second CMO supplier to develop additional supply capabilities. If there should be any disruption in such supply arrangement, including any adverse events affecting our suppliers, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our CMO partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, arrangements or partners, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, our current or future CMOs, and any current or future collaborators and their CMOs could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the EU or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of EU or other comparable foreign regulatory authorities to be noncompliant with cGMP and comparable foreign regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

Moreover, our CMOs may experience manufacturing difficulties due to resource constraints, supply chain issues, intellectual property disputes, labor disputes or unstable political environments. If any CMOs on which we will rely fail to manufacture quantities of our product candidates at quality levels necessary to meet regulatory requirements and at a scale sufficient to meet anticipated demand at a commercially reasonable cost, our business, financial condition and prospects could be materially and adversely affected. In addition, our CMOs are responsible for transporting temperature-controlled materials that can be inadvertently degraded during transport due to several factors, rendering certain batches unsuitable for trial use for failure to meet, among others, our integrity and purity specifications. We and any of our CMOs may also face product seizure or detention or refusal to permit the import or export of products. Our business could be materially adversely affected by business disruptions to our third-party providers that could materially adversely affect our anticipated timelines, potential future revenue and financial condition and increase our costs and expenses. Each of these risks could delay or prevent the completion of our preclinical studies and clinical trials or the approval of any of our product candidates by the FDA or comparable foreign regulatory authorities, result in higher costs or adversely impact commercialization of our product candidates.

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

Our business may be affected by AI or the evolving regulatory framework for AI Technologies.

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

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications and we in-license rights to JADE101, JADE201 and JADE301. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements and the Paragon Option Agreement and the Paragon License Agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We do not currently own any patents, but have licensed certain patent rights from Paragon under the Paragon License Agreements and expect to prosecute underlying intellectual property for JADE101, JADE201 and JADE301. However, we may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets or other intellectual property. Filing, prosecuting, maintaining and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

Our intellectual property portfolio is at an early stage. We do not currently own any issued patents or pending patent applications. We in-license-our rights to JADE101, JADE201 and JADE301. Our currently licensed or future optioned, in-licensed or owned patent applications may not result in patents being issued. Any issued patents may not afford sufficient protection of our product candidates or their intended uses against competitors, nor can there be any assurance that the patents issued will not be infringed, designed around, or invalidated by third parties, or effectively prevent others from commercializing competitive technologies, products or product candidates. Even if these patents are granted, they may be difficult to enforce. Further, any issued patents that we may license or own covering our product candidates could be narrowed or found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad, including the USPTO. If we do not obtain patent coverage for the work we are conducting, or if we obtain such rights but they are invalidated or rendered unenforceable, we may be unable to exclude competitors from pursuing and marketing the same or similar product candidates. Other risks we face if we are not able to obtain and maintain patent coverage for our product candidates are the reduction in valuation of our product candidates, and ultimately of us as a company, by potential investors, and our inability to assert claims for infringement against third parties or counterclaim against such third parties or negotiate more advantageous settlement parameters. Further, if we encounter delays in our clinical trials or delays in obtaining regulatory approval, the period of time during which we could market our product candidates under patent protection would be reduced. Thus, the patents that we may own or license may not afford us any meaningful exclusivity period or competitive advantage.

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

While we have the right to control prosecution, defense, maintenance and enforcement of patents in-licensed under the Paragon License Agreements, there may be times when rights for patents and patent applications relating to our product candidates are controlled by our future licensors or collaboration partners. If we, Paragon or any of our future licensors or collaboration partners fail to prosecute, defend, maintain and enforce such patents and patent applications in a manner consistent with our best interests, including by payment of all applicable fees for patents covering our product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products. In addition, even if we have the right to control prosecution of patents and patent applications we have licensed to and from third parties, including under the Paragon License Agreements, we may still be adversely affected or prejudiced by actions or inactions of Paragon, additional licensees, or licensors and their counsel prior to the date upon which we assumed control over patent prosecution. For example, prior to entering into the Paragon License Agreements, Paragon was responsible for the prosecution, defense, maintenance and enforcement of patents related to JADE101, JADE201 and JADE301. Subsequent to entering into such license agreements, we control patent prosecution over JADE101, JADE201 and JADE301.

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

Our success will depend in part on our and our current and future licensors’ (including Paragon’s) ability to obtain, maintain and enforce patent protection for our licensed intellectual property. After entry into the Paragon License Agreements, we control the prosecution, maintenance, enforcement and defense of JADE101, JADE201 and JADE301. Prior to entering into the Paragon License Agreements, Paragon held such rights. We, Paragon and our future licensors may not successfully prosecute the patent applications that cover our product candidates. Even if patents are issued in respect of these patent applications, we and our future licensors (including Paragon) may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for any in-licensed intellectual property, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

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

In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Geopolitical instability in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of patent applications and the maintenance, enforcement or defense of issued patents. In addition, the Unified Patent Court (“UPC”) entered into force on June 1, 2023. The UPC is a common patent court that hears patent infringement and revocation proceedings effective for EU Member States. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, will by default automatically fall under the jurisdiction of the UPC. This could enable third parties to seek revocation of a European patent in a single proceeding at the UPC rather than through multiple proceedings in each of the jurisdictions in which the European patent is validated, thereby providing our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunctions.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition. Similar risks may exist in foreign jurisdictions.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, fluctuating interest rates, and uncertainty about economic stability. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs imposed by the U.S. government and potential retaliatory measures by foreign governments and other barriers to trade, especially in light of recent comments and executive orders made by the Trump administration, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), government shutdowns, tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. In addition, the U.S. has imposed and taken action to pause, resume or adjust tariffs on imports from a number of countries. Since February 2025, the United States government has imposed various tariffs on imports from most countries, including tariffs on imports from China and South Korea. In April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. Any direct tariffs may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines.

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

Because our governing documents limit the court in which you may bring an action against us, you may have difficulty obtaining a more favorable judicial forum or you may incur more expense enforcing any rights which you may claim as compared to another forum.

Our governing documents provide that, to the extent permitted by law, actions may be brought only in state court in Clark County, Nevada, which may inhibit or deter stockholders’ actions (i) brought in the name of our company or on our behalf; (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, or controlling stockholders in such capacity; (iii) arising pursuant to, or to interpret, apply or enforce or determine the validity of, any provision of Nevada Revised Statutes (“NRS”) Title 7 (including, without limitation NRS Chapters 78 and 92A), our articles of incorporation or bylaws, or as to which the NRS confers jurisdiction on the courts of the State of Nevada; or (iv) asserting a claim governed by the internal affairs doctrine. This exclusive forum provision may limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us and our officers and directors. This provision does not apply to claims brought under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

In addition, our charter provides that, to the fullest extent not inconsistent with any applicable U.S. federal laws, any and all “internal actions” (as defined in NRS 78.046) must be tried in a court of competent jurisdiction in the State of Nevada before the presiding judge as the trier of fact and not before a jury. Pursuant to NRS 78.046, such requirement will conclusively operate as a waiver of the right to trial by jury by each party to any such internal action, but not to the extent any such waiver would be inconsistent with or prohibited under the federal securities laws (including the Securities Act and the Exchange Act) and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing or in a trial by jury for disputes with us or our directors, officers, or controlling stockholders, which may discourage lawsuits against us and our directors, officers, and controlling stockholders. If a court were to find any exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

Paragon is a biotechnology company that performs research and development activities to discover and engineer novel antibody candidates for various therapeutic targets. Fairmount beneficially owns more than 5% of our capital, currently has two representatives appointed to our Board and beneficially owns more than 5% of Paragon. In addition, Paragon is the licensor of JADE101, JADE201 and JADE301. Specifically, we and Paragon have entered into the Paragon License Agreements. Although we have the right to control the prosecution, defense, maintenance and enforcement of the patents underlying the licenses we have obtained and in the future may obtain from Paragon in connection with the Paragon Option Agreement after entry into the applicable license agreement and the trigger for transfer of prosecution control is met, we relied on Paragon to obtain, maintain and enforce such patents prior to our exercise of the option and entry into a license agreement. We also reimburse Paragon for certain development costs related to our selected targets and have granted and will grant Parade warrants to purchase our common stock as part of the Paragon Option Agreement. Fairmount, an investment firm, that has launched and funded several biotechnology companies, including us, beneficially own 9.99% of our common stock assuming no conversion of the Series A Preferred Stock, which is non-voting, into common stock, and 19.99% assuming conversion of the Series A Preferred Stock into common stock (in each case, subject to beneficial ownership limitations and based on the number of shares of common stock outstanding as of June 30, 2026, and assuming no exercise of outstanding options).

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

We do not expect to become profitable in the near future and may never achieve profitability. As of June 30, 2026, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	Date	Number	Included Herewith
2.1†	Agreement and Plan of Merger, dated as of October 30, 2024, by and among Aerovate Therapeutics, Inc., Caribbean Merger Sub I, Inc., Caribbean Merger Sub II, LLC and Jade Biosciences, Inc.	8-K	10-31-2024	2.1
2.2	Plan of Conversion.	8-K	5-1-2025	2.2
3.1	Amended and Restated Articles of Incorporation of the Company	8-K	6-11-2026	3.1
3.2	Amended and Restated Bylaws of the Company, effective as of June 9, 2026.	8-K	6-11-2026	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock, effective April 28, 2025.	8-K	5-1-2025	3.7
4.1	Form of Pre-Funded Warrant, dated April 28, 2025.	8-K	5-1-2025	4.1
4.2	Form of Pre-Funded Warrant (October 2025 PIPE).	8-K	10-7-2025	4.1
4.3	Parade Warrant, dated December 31, 2025.	10-K	3-6-2026	4.3
10.1	Open Market Sale AgreementSM dated May 7, 2026, by and between Jefferies LLC and Jade Biosciences, Inc.	S-3	5-7-2026	1.2
10.2†††	JADE301 License Agreement, dated June 29, 2026, by and between Paragon Therapeutics, Inc. and Jade Biosciences, Inc.				X
10.3#	Form of Grant Notice for Stock Options and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2025 Stock Incentive Plan (Directors) (adopted June 18, 2026).				X
10.4#	Form of Grant Notice for Stock Options and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2025 Stock Incentive Plan (Employees) (adopted June 18, 2026).				X
10.5#	Form of Grant Notice for Stock Options and Standard Terms and Conditions for Stock Options under the Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan (adopted June 18, 2026).				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Jade Biosciences, Inc.

Date: August 10, 2026	By:	/s/ Tom Frohlich
Name: Tom Frohlich
Title: Chief Executive Officer and President

Date: August 10, 2026	By:	/s/ Bradford Dahms
Name: Bradford Dahms
Title: Chief Financial Officer and Treasurer