Form 10-Q
period 2026-09-30
Jade Biosciences, Inc.
filed 2026-11-13
CIK 1798749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026 the registrant had 69,189,448 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$80,386	$88,438
Investments	395,320	247,720
Prepaid expenses and other current assets	9,855	12,658
Total current assets	485,561	348,816
Property and equipment, net	136	170
Operating lease right-of-use asset	625	726
Other assets	69	69
Total assets	$486,391	$349,781
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	3,025	2,151
Accrued expenses and other current liabilities	17,279	9,419
Related party accrued expenses and other current liabilities	353	4,969
Warrant liability, related party	9,636	—
Total current liabilities	30,293	16,539
Long-term liabilities:
Long-term lease liability	594	724
Total liabilities	30,887	17,263
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series A non-voting convertible preferred stock, $0.0001 par value; 12,622 shares authorized as of both September 30, 2026 and December 31, 2025; 12,622 shares issued and outstanding as of both September 30, 2026 and December 31, 2025	2	2
Common stock, $0.0001 par value; 300,000,000 shares authorized as of both September 30, 2026 and December 31, 2025; 67,080,327 and 49,316,287 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	5
Additional paid-in capital	763,138	506,771
Accumulated other comprehensive (loss) income	(2,066)	129
Accumulated deficit	(305,577)	(174,389)
Total stockholders’ equity	455,504	332,518
Total liabilities and stockholders' equity	$486,391	$349,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating expenses:
Research and development(1)	$30,823	$22,010	$116,941	$64,580
General and administrative(2)	8,817	5,391	25,060	13,983
Total operating expenses	39,640	27,401	142,001	78,563
Loss from operations	(39,640)	(27,401)	(142,001)	(78,563)
Other income (expense):
Interest income	4,629	2,254	10,959	4,697
Change in fair value of Convertible Notes payable(3)	—	—	—	(21,584)
Other expense	(34)	(28)	(105)	(28)
Total other income (expense), net	4,595	2,226	10,854	(16,915)
Net loss before income tax expense	(35,045)	(25,175)	(131,147)	(95,478)
Income tax expense	(10)	—	(41)	—
Net loss	$(35,055)	$(25,175)	$(131,188)	$(95,478)
Other comprehensive income (loss):
Currency translation adjustment	13	18	(58)	(6)
Unrealized gain (loss) on investments	(1,419)	35	(2,137)	35
Comprehensive loss	$(36,461)	$(25,122)	$(133,383)	$(95,449)
Net loss per share attributable to common stockholders, basic and diluted	$(0.42)	$(0.48)	$(1.72)	$(3.08)
Net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	$(415.39)	$(482.25)	$(1,721.52)	$(3,081.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	71,763,164	39,584,489	63,581,599	23,816,586
Weighted-average shares used in computing net loss per share attributable to Series A non-voting convertible preferred stockholders, basic and diluted	12,622	12,622	12,622	7,166

(1) Includes related party amounts of $0.3 million and $17.6 million for the three and nine months ended September 30, 2026, respectively, and $5.8 million and $17.5 million for the three and nine months ended September 30, 2025, respectively (see Note 10).

(2) Includes no related party amount for the three months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2026. Includes related party amounts of $0.2 million for each of the three and nine months ended September 30, 2025 (see Note 10).

(3) Includes $4.6 million for the nine months ended September 30, 2025 (see Note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

(In thousands, except share amounts)

	Series Seed Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity (Deficit)
Balance at December 31, 2024	20,000,000	$2	—	—	3,672,794	$1	$179	$—	$(46,979)	$(46,799)
Stock-based compensation	—	—	—	—	—	—	1,458	—	—	1,458
Net loss	—	—	—	—	—	—	—	—	(38,169)	(38,169)
Balance at March 31, 2025	20,000,000	$2	—	$—	3,672,794	$1	$1,637	$—	$(85,148)	$(83,510)
Exchange of Series Seed convertible preferred stock for Series A non-voting convertible preferred stock upon the closing of the reverse recapitalization	(20,000,000)	$(2)	12,622	$2	—	—	—	—	—	2
Conversion of convertible notes (including accrued interest and discount) into common stock and pre-funded warrants upon the closing of the reverse recapitalization	—	—	—	—	9,433,831	1	129,183	—	—	129,184
Issuance of common stock and pre-funded warrants in the Pre-Closing Financing	—	—	—	—	18,301,109	1	204,999	—	—	205,000
Issuance costs of Pre-Closing Financing and reverse recapitalization	—	—	—	—	—	—	(18,887)	—	—	(18,887)
Issuance of common stock to former stockholders of Aerovate in connection with the closing of the reverse recapitalization	—	—	—	—	828,143	—	(448)	—	—	(448)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	—	—	390,853	—	—	—	—	—
Currency translation adjustment					—		—	(24)		(24)
Stock-based compensation	—	—	—	—	—	—	2,373	—	—	2,373
Net loss	—	—	—	—	—	—	—	—	(32,134)	(32,134)
Balance at June 30, 2025	—	$—	12,622	$2	32,626,730	$3	$318,857	$(24)	$(117,282)	$201,556
Currency translation adjustment	—	—	—	—	—	—	—	18	—	18
Unrealized gain on investments	—	—	—	—	—	—	—	35	—	35
Stock-based compensation	—	—	—	—	—	—	2,912	—	—	2,912
Net loss	—	—	—	—	—	—	—	—	(25,175)	(25,175)
Balance at September 30, 2025	—	$—	12,622	$2	32,626,730	$3	$321,769	$29	$(142,457)	$179,346

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2025	12,622	$2	49,316,287	$5	$506,771	$129	$(174,389)	$332,518
Exercise of stock options	—	—	29,680	—	45	—	—	45
Currency translation adjustment	—	—	—	—	—	2	—	2
Unrealized loss on investments	—	—	—	—	—	(473)	—	(473)
Stock-based compensation	—	—	—	—	4,738	—	—	4,738
Net loss	—	—	—	—	—	—	(40,368)	(40,368)
Balance at March 31, 2026	12,622	$2	49,345,967	$5	$511,554	$(342)	$(214,757)	$296,462
Issuance of common stock in the June 2026 Financing	—	—	11,500,000	1	172,499	—	—	172,500
Issuance costs of June 2026 Financing	—	—	—	—	(10,917)	—	—	(10,917)
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	1,062,297	—	—	—	—	—
Issuance of common stock under the ATM, net of $600 issuance costs	—	—	1,319,738	—	29,331	—	—	29,331
Issuance of stock under employee stock purchase plan	—	—	50,986	—	585	—	—	585
Exercise of stock options	—	—	277,077	—	1,534	—	—	1,534
Currency translation adjustment	—	—	—	—	—	(73)	—	(73)
Stock-based compensation	—	—	—	—	6,503	—	—	6,503
Unrealized loss on investments	—	—	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	—	—	(55,765)	(55,765)
Balance at June 30, 2026	12,622	$2	63,556,065	$6	$711,089	$(660)	$(270,522)	$439,915
Issuance of common stock in connection with exercise of pre-funded warrants	—	—	1,286,332	—	1	—	—	1
Issuance of common stock under the ATM, net of $907 issuance costs	—	—	2,179,564	1	44,484	—	—	44,485
Exercise of stock options		—	58,366	—	360	—	—	360
Currency translation adjustment	—	—	—	—	—	13	—	13
Stock-based compensation	—	—	—	—	7,204	—	—	7,204
Unrealized loss on investments	—	—	—	—	—	(1,419)	—	(1,419)
Net loss	—	—	—	—	—	—	(35,055)	(35,055)
Balance at September 30, 2026	12,622	$2	67,080,327	$7	$763,138	$(2,066)	$(305,577)	$455,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

JADE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net loss	$(131,188)	$(95,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Convertible Notes payable	—	21,584
Stock-based compensation	28,080	10,613
Non-cash lease expense	78	57
Accretion/amortization on investments	(1,328)	(174)
Depreciation expense	34	17
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,803	(1,771)
Accounts payable	1,374	60
Accrued expenses and other current liabilities	8,205	7,440
Related party accrued expenses and other current liabilities	(4,616)	(3,456)
Operating lease liabilities	(89)	68
Net cash used in operating activities	(96,647)	(61,040)
Cash flows from investing activities:
Purchases of property and equipment	—	(193)
Purchases of investments	(291,155)	(148,592)
Proceeds from sales/maturities of investments	142,749	—
Payment of security deposit	—	(59)
Net cash used in investing activities	$(148,406)	$(148,844)
Cash flows from financing activities:
Proceeds from the Pre-Closing Financing, net of $14,548 of offering costs	—	190,452
Cash acquired in connection with the reverse recapitalization	—	156
Issuance costs from the December 2025 PIPE Financing	(809)	—
Issuance costs from the October 2025 PIPE Financing	(31)	—
Proceeds from the June 2026 Financing, net of issuance costs	161,583	—
Proceeds from at-the-market offerings, net of commissions	73,816	—
Proceeds from stock option exercises	1,939	—
Proceeds from ESPP issuances	585	—
Net cash provided by financing activities	237,083	190,608
Effect of exchange rates on cash and cash equivalents	(82)	(4)
Net decrease in cash and cash equivalents	(8,052)	(19,280)
Cash and cash equivalents at beginning of period	88,438	69,386
Cash and cash equivalents at end of period	$80,386	$50,106

Supplemental disclosure of non-cash operating, investing, and financing activities:
Unpaid deferred offering costs	$—	$114
Deferred offering costs reclassified from Other assets to equity	$—	$2,998
Operating lease liability arising from obtaining right-of-use asset	$—	$773
Prepaids and other current assets acquired in connection with the reverse recapitalization	$—	$416
Other liabilities assumed in connection with the reverse recapitalization	$—	$(1,020)
Convertible note principal and non-cash accrued interest converted to common stock and pre-funded warrants	$—	$129,184
Non-cash exchange of Series Seed Convertible Preferred Stock for Company Series A non-voting convertible preferred stock	$—	$2

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of its financial position as of September 30, 2026, its results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 and cash flows for the nine months ended September 30, 2026 and September 30, 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements for the period ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2026 (the “Annual Report”). The accompanying condensed consolidated statements include accounts of the Company and its wholly owned subsidiaries, Jade Biosciences Canada ULC, Jade Biosciences MA Security Corporation, and Aerovate MA Securities Corporation (dissolved on December 29, 2025). Additionally, on October 7, 2026, the Company formed an additional wholly owned subsidiary, Jade Biosciences Ireland Limited. All intercompany amounts are eliminated in consolidation.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The Company has not generated any revenue from product sales or other sources and has incurred significant operating losses and negative cash flows from operations since inception. The Company has incurred a net loss of $35.1 million and $131.2 million for the three and nine months ended September 30, 2026, respectively. For the nine months ended September 30, 2026, the Company used cash of $96.6 million for its operating activities. As of September 30, 2026, the Company had cash and cash equivalents of $80.4 million, and investments of $395.3 million.

The Company expects that its research and development and general and administrative costs will continue to increase significantly, including in connection with conducting future pre-clinical activities and clinical trials and manufacturing for its product candidates and providing general and administrative support for its operations, including the costs associated with operating as a public company. The Company expects that its existing cash and cash equivalents, and investments of $475.7 million as of September 30, 2026, are sufficient to fund its planned operating expenses and capital expenditure requirements for at least twelve months from the date these unaudited condensed consolidated financial statements were issued.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 to the Annual Report, beginning on page F-9. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2025 the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-03 is required to be applied prospectively. As of the date of these unaudited condensed consolidated financial statements, the Company has not early adopted ASU 2025-03, and therefore it did not apply the amendment to the Merger which closed on April 28, 2025.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). This update introduces a scope exception from derivative accounting for certain non-exchange-traded contracts and clarifies that Topic 606 applies initially to share-based noncash consideration received from a customer. ASU 2025-07 is effective for the Company’s annual reporting period beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact upon the financial statements.

3. Investments

The following is a summary of the Company’s investment portfolio (in thousands):

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

	As of September 30, 2026
	Amortized Cost	Unrealized gains	Unrealized losses	Fair value
Investments:
Current marketable securities:
U.S. treasury securities	$145,906	$—	$(634)	$145,272
U.S. government-sponsored agency securities	57,083	—	(545)	56,538
Commercial paper	3,979	—	(2)	3,977
Corporate debt securities	190,330	9	(806)	189,533
Total	$397,298	$9	$(1,987)	$395,320

	As of December 31, 2025
	Amortized Cost	Unrealized gains	Unrealized losses	Fair value
Investments:
Current marketable securities:
U.S treasury securities	$54,881	$46	$—	$54,927
U.S. government-sponsored agency securities	61,310	25	(20)	61,315
Commercial paper	8,904	3	—	8,907
Corporate debt securities	122,468	104	(1)	122,571
Total	$247,563	$178	$(21)	$247,720

As of both September 30, 2026 and December 31, 2025, all of the Company’s investments were available to the Company for use in current operations. As a result, the Company classified all investments as current assets even though the stated maturity of some individual investments may be one year or more beyond the balance sheet date.

The following table shows the fair value of the Company’s investments, by contractual maturity, as of September 30, 2026 (in thousands):

	As of September 30, 2026
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$89,157	$56,115	$145,272
U.S. government-sponsored agency securities	12,694	43,844	56,538
Commercial paper	3,977	—	3,977
Corporate debt securities	86,317	103,216	189,533
Total	$192,145	$203,175	$395,320

The following table shows the fair value of the Company’s investments, by contractual maturity, as of December 31, 2025 (in thousands):

	As of December 31, 2025
	Due within one year	Due after one year through five years	Total
Contractual Maturities:
U.S. treasury securities	$49,893	$5,034	$54,927
U.S. government-sponsored agency securities	10,045	51,270	61,315
Commercial paper	8,907	—	8,907
Corporate debt securities	60,659	61,912	122,571
Total	$129,504	$118,216	$247,720

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

4. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine the fair value (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$65,681	$—	$—	$65,681
U.S. treasury securities	—	4,999	—	4,999
Commercial paper	—	4,985	—	4,985
Corporate debt securities	2,001	—	—	2,001
Current investments:
U.S. treasury securities	—	145,272	—	145,272
U.S. government-sponsored agency securities	7,426	49,112	—	56,538
Commercial paper	—	3,977	—	3,977
Corporate debt securities	176,603	12,930	—	189,533
Total	$251,711	$221,275	$—	$472,986

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$87,989	$—	$—	$87,989
Current investments:
U.S. treasury securities	—	54,927	—	54,927
U.S. government-sponsored agency securities	14,024	47,290	—	61,314
Commercial paper	—	8,907	—	8,907
Corporate debt securities	109,075	13,497	—	122,572
Total	$211,088	$124,621	$—	$335,709

As of September 30, 2026 and December 31, 2025, cash equivalents consist of money market funds, and certain corporate debt securities, which were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Additionally, the Company has certain U.S. treasury securities and commercial paper, which represent a Level 2 measurement within the fair value hierarchy.

Additionally, as of September 30, 2026 and December 31, 2025, the Company had current investments including corporate debt securities, and certain U.S. government-sponsored agency securities, which represent a Level 1 measurement within the fair value hierarchy. Furthermore, the Company has commercial paper, U.S. treasury securities, corporate debt securities, and certain U.S. government-sponsored agency securities which were valued by the Company based on observable inputs, which represent a Level 2 measurement within the fair value hierarchy.

For the nine months ended September 30, 2026, there were no transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued research and development contract costs	$10,778	$3,323
Accrued employee compensation and benefits	5,640	4,729
Accrued professional and consulting	861	1,367
	$17,279	$9,419

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

The Convertible Notes were recorded at the fair value of $95.0 million on the respective issuance dates and were remeasured to the fair value of $107.6 million as of December 31, 2024. The Convertible Notes were remeasured immediately prior to the Closing with a fair value of $129.2 million. The Convertible Notes converted on April 28, 2025 and, as such, there was no change in fair value for the three and nine months ended September 30, 2026 or in the three months ended September 30, 2025. For the nine months ended September 30, 2025, the change in fair value of Convertible Notes was $21.6 million, which included accrued interest of $3.6 million, and was recorded within other expense, net in the Company's condensed consolidated statement of operations and comprehensive loss.

Immediately prior to the effective time of the Merger, the Convertible Notes converted into shares of Pre-Merger Jade common stock and Pre-Merger Jade pre-funded warrants based on the aggregate principal amount of $95.0 million plus unpaid accrued interest divided by the conversion price in connection with the Pre-Closing Financing. As of September 30, 2026, and December 31, 2025, there were no Convertible Notes outstanding. At the effective time of the Merger, the Pre-Merger Jade shares and warrants issued upon conversion of the Convertible Notes (including accrued interest) automatically converted into 9,433,831 shares of Pre-Merger Jade common stock and 4,289,744 Pre-Merger Jade pre-funded warrants.

7. Convertible Preferred Stock and Stockholders' Equity

Pre-Funded Warrants

In conjunction with the Company’s financings through September 30, 2026, a total of 9,168,339 pre-funded warrants have been issued, at an exercise price of $0.0001 per share. The pre-funded warrants are recorded as a component of stockholders’ equity within additional paid-in-capital and have no expiration date. As of September 30, 2026, 2,739,544 pre-funded warrants have been exercised resulting in the issuance of 2,739,513 shares of common stock. As of September 30, 2026 6,428,826 pre-funded warrants remain outstanding.

Convertible Preferred Stock

In June 2024, Pre-Merger Jade issued 20,000,000 shares of Series Seed Convertible Preferred Stock to a related party, Fairmount Healthcare Fund II L.P., an affiliate fund of Fairmount, at a purchase price of $0.0001 per share for gross proceeds of less than $0.1 million.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

As of both September 30, 2026 and December 31, 2025, Series A Preferred Stock consisted of the following (in thousands, except share amounts):

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Common Stock Issuable Upon Conversion
Series A Preferred Stock	12,622	12,622	$2	12,622,000
	12,622	12,622	$2	12,622,000

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock (the “Series A Certificate of Designation”) filed in connection with the Redomestication, holders of Series A Preferred Stock are entitled to receive dividends on shares of Series A Preferred Stock equal to, on an as-if-converted-to-Company common stock basis, and in the same form as, dividends actually paid on shares of Company common stock. Except as provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Preferred Stock does not have voting rights. The Series A Preferred Stock shall rank on parity with the Company’s common stock as to the distribution of assets upon any liquidation, dissolution, or winding-up of the Company. Each share of Series A Preferred Stock is convertible at the option of the holder, at any time, and without the payment of additional consideration by the holder. As of September 30, 2026, each outstanding share of Series A Preferred Stock was convertible into common stock at a ratio of approximately 1:1,000.

Common Stock

As of September 30, 2026, the Company has the authority to issue a total of 300,000,000 shares of common stock at a par value of $0.0001 per share. As of September 30, 2026, 67,080,327 shares of common stock, including 242,480 restricted stock awards (“RSAs”), were issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to the stockholders for a vote. The holders of common stock are entitled to receive dividends, if any, as declared by the Company’s board of directors (the “Board of Directors”), subject to the preferential dividend rights of the holders of Series A Preferred Stock.

As of September 30, 2026 and December 31, 2025, the Company had the following shares reserved for issuance:

	September 30, 2026	December 31, 2025
Shares issuable upon conversion of Series A preferred stock	12,622,000	12,622,000
Shares issuable upon exercise of pre-funded warrants	6,428,826	8,777,486
Shares issuable upon exercise of warrants under the Parade Warrant Obligation	804,519	804,519
Outstanding and issued stock options	13,384,393	9,736,078
Outstanding and issued restricted stock units	489,854	—
Total	33,729,592	31,940,083

Open Market Sale Agreement

On May 7, 2026, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which the Company may, from time to time, sell shares of its common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock are made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent is entitled to receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under its shelf registration statement on Form S-3 which was filed with the SEC on May 7, 2026 and was declared effective by the SEC. The Company is not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of the Company’s common stock under the Sales Agreement. As of September 30, 2026, the Company issued and sold 3,499,302 shares of common stock pursuant to the Sales Agreement for total net

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

proceeds of $73.8 million after deducting sales agents’ commissions.

8. Stock-Based Compensation

2024 Equity Incentive Plan

The Jade Biosciences, Inc. 2024 Equity Incentive Plan (“2024 Plan”) was adopted by the board of directors of Pre-Merger Jade on June 18, 2024. The 2024 Plan provided for Pre-Merger Jade to grant stock options, restricted stock awards and other stock-based awards to employees, officers, directors, consultants, and advisors. Stock options granted under the 2024 Plan generally vest over four years, subject to the participant’s continued service, and expire after ten years, although stock options have been granted with vesting terms of less than four years. As of September 30, 2026, there are no shares remaining for future grant under the 2024 Plan.

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

The initial share pool under the 2025 Stock Plan was 8,018,700 shares of Company common stock. The shares that may be issued under the 2025 Stock Plan will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to 5% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 3,535,788 shares. As of September 30, 2026, there are 5,699,990 shares remaining in the 2025 Stock Plan pool.

2025 Employee Stock Purchase Plan

The Jade Biosciences, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”) was approved by the board of directors of Aerovate on February 19, 2025, and by Aerovate stockholders on April 16, 2025. The ESPP became effective on April 28, 2025 at which time 526,241 shares were reserved for issuance under the ESPP. The shares that may be issued under the ESPP will be automatically increased on January 1 of each year beginning in 2026 and ending with a final increase on January 1, 2035 in an amount equal to the lesser of 1% of the diluted stock (including Company common stock, preferred stock and unexercised pre-funded warrants) on the preceding December 31, or 2,000,000, unless a lower, or no, increase is determined by the Compensation Committee. As of January 1, 2026, the Company's share pool increased by 707,157 shares. As of September 30, 2026, there are 1,133,122 shares remaining in the 2025 ESPP pool.

2026 Employment Inducement Stock Incentive Plan

The Jade Biosciences, Inc. 2026 Employment Inducement Stock Incentive Plan (the “2026 Inducement Plan”) was approved by the Board of Directors on March 31, 2026. The 2026 Inducement Plan allows for the grant of non-qualified stock options, stock appreciation rights, RSAs, restricted stock units (“RSUs”), other shareholder-based awards and incentive bonuses. The 2026 Inducement Plan is administered by the Compensation Committee or another committee designated by the Board of Directors to administer the plan. The initial share pool under the 2026 Inducement Plan was 1,750,000 common shares. As of September 30, 2026, there are 1,250,000 shares remaining in the 2026 Inducement Plan pool.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Stock Option Valuation

The following table summarizes the weighted-average assumptions used in calculating the fair value of the awards during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Expected volatility	96.22%	97.88%	94.75%	95.62%
Expected term (in years)	5.99	6.05	6.03	6.07
Risk-free interest rate	4.74%	4.08%	3.94%	4.35%
Expected dividend yield	—%	—%	—%	—%

Stock Options

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of December 31, 2025	9,736,078	$5.91	9.1	$92,693
Granted	4,338,956	16.70
Exercised	(365,123)	5.31
Forfeited	(325,518)	8.99
Outstanding at September 30, 2026	13,384,393	$9.35	8.7	$74,380
Options vested and exercisable as of September 30, 2026	3,674,841	$5.68	8.3	$30,790

The weighted average grant-date fair value of stock options granted for the nine months ended September 30, 2026 was $13.25 per option. The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had an exercise price lower than the fair value of the Company’s common stock. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 was $4.9 million.

Restricted Stock Units

The Company’s RSUs have time-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates. For RSUs, the estimated fair value is the fair market value of the underlying stock on the grant date.

The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	—	$—
Granted	497,354	14.81
Vested	—	—
Forfeited	(7,500)	14.81
Unvested balance as of September 30, 2026	489,854	$14.81

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Restricted Stock Awards

The Company’s RSAs have service-based vesting conditions only and vest over a four-year period, during which time all unvested shares are subject to forfeiture by the Company in the event the holder’s service with the Company voluntarily or involuntarily terminates.

The following table summarizes the RSA activity for the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant Date Fair Value
Unvested balance as of December 31, 2025	339,473	$—
Granted	—	—
Vested	(96,993)	—
Forfeited	—	—
Unvested balance as of September 30, 2026	242,480	$—

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

The Company also expects to issue warrants, under the terms of the Paragon Option Agreement, on December 31, 2026 (“the 2026 Parade Warrants”). For the three and nine months ended September 30, 2026, the Company recognized a credit to expense of $0.1 million and an expense of $9.6 million, respectively as stock-based compensation expense related to the 2026 Parade Warrants. The 2026 Parade Warrants are liability-classified and after the initial recognition, the liability is adjusted to fair value at the end of each reporting period, with changes in fair value recorded in the consolidated statements of operations and comprehensive loss within research and development. The total fair value of the 2026 Parade Warrants is $12.8 million as of September 30, 2026. The remaining unrecognized compensation relating to the 2026 Parade Warrants is $3.2 million and is expected to be recognized over the remaining term of 0.3 years.

The following table summarizes the assumptions used in calculating the fair value of the 2026 Parade Warrant obligation as of September 30, 2026:

As of September 30, 2026
Expected volatility	97.9%
Expected term (in years)	10.0
Risk-free interest rate	5.3%
Expected dividend yield	—%

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Stock-Based Compensation Expense

The following table summarizes the classification of the Company’s stock-based compensation expense in the condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Research and development	$3,593	$2,452	$19,085	$6,674
General and administrative	3,476	1,843	8,995	3,939
Total	$7,069	$4,295	$28,080	$10,613

As of September 30, 2026, total unrecognized compensation cost related to the unvested stock options was $73.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. As of September 30, 2026, total unrecognized compensation cost related to the unvested RSAs was less than $0.1 million, which is expected to be recognized over a weighted average period of 1.9 years.

As of September 30, 2026, total unrecognized compensation cost related to the unvested RSUs was $6.1 million, which is expected to be recognized over a weighted average period of 3.4 years.

The following table summarizes the stock-based compensation based on type of award for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Parade warrant obligation	$(134)	$1,383	$9,636	$3,869
Stock options	6,747	2,912	17,304	6,744
Restricted stock units	456	—	1,140	—
Total	$7,069	$4,295	$28,080	$10,613

9. Income Taxes

The Company records a provision or benefit for income taxes on pre-tax income or loss based on its estimated effective tax rate for the year. Given the Company’s uncertainty regarding future taxable income, the Company maintains a full valuation allowance on its domestic deferred tax assets. For the Jade Biosciences Canada ULC foreign subsidiary, the Company has computed a forecasted annual effective income tax rate for the year and applies this annual effective income tax rate to the year-to-date activity for the quarter. The Company has recorded a tax liability as of September 30, 2026 of less than $0.1 million related to the Jade Biosciences Canada ULC foreign subsidiary.

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

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

Under the Paragon Option Agreement, the Company is responsible for any additional development costs incurred by Paragon relating to APRIL. There were no development costs related to APRIL for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the development fees totaled $0.2 million and $2.2 million, respectively, which were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, there were no amounts relating to APRIL remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE201. There were no development costs related to JADE201 for the three and nine months ended September 30, 2026. For the three months ended September 30, 2025, the Company recognized $0.1 million in development fees related to JADE201. For the nine months ended September 30, 2025, the Company recognized development fees of $4.2 million, and these costs were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, there were no amounts relating to JADE201 remaining in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Additionally, the Company is responsible for any additional development costs incurred by Paragon relating to JADE301, which totaled $0.4 million and $1.5 million, respectively, for the three and nine months ended September 30, 2026, of which $0.3 million and $1.4 million, respectively, was recognized as research and development expense for the respective periods. For the three and nine months ended September 30, 2025 the development fees totaled $1.6 million and $3.4 million, respectively, and were recognized as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss. As of September 30, 2026, a total of $0.4 million related to JADE301 remains in related party accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheet.

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

Paragon will not conduct any new campaigns that generate APRIL monospecific antibodies in the field for at least five years from the effective date of October 30, 2024. Jade and Paragon may pursue the development and commercialization of multispecific antibodies and products directed to APRIL in the field, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE101 License Agreement. The JADE101 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

Under the JADE101 License Agreement, the Company incurred a $3.0 million milestone upon the first dosing of a human participant in a Phase 2 trial during the quarter ended June 30, 2026, which was recorded in research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Paragon will not conduct any new campaigns that generate anti-BAFF-R monospecific antibodies in the field for at least five years from the effective date of October 3, 2025. Paragon may pursue the development and commercialization of multispecific antibodies and products directed at the BAFF-R target in the field, subject to certain rights held by Jade, and Jade has a right of first negotiation for any such multispecific antibodies and products proposed by Paragon for a period of five years from the execution of the JADE201 License Agreement. Jade is obligated to pay Paragon up to $24.0 million based on specific development, regulatory and clinical milestones for each Jade multispecific product to reach such milestones and will pay Paragon a mid-single-digit percentage royalty based on annual net sales of all Jade multispecific products in the field, subject to a 30% reduction if there is no valid patent covering the product in the country of sale. On a country-by-country basis, the royalty term for a multispecific product ends on the later of (i) the twelfth anniversary of the date of first sale of the multispecific product or (ii) the expiration of the last-to-expire valid patent covering the multispecific product in the country at issue. The JADE201 License Agreement may be terminated on 60 days’ notice by Jade; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

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

Additionally, the Company incurred a milestone fee related to the first dosing of a human participant in a Phase 1 trial in the amount of $2.5 million during the quarter ended June 30, 2026 which was recorded in research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss.

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

Paragon will not conduct any new campaigns that generate monospecific antibodies targeting IFN-β in the field for at least five years from the effective date of June 29, 2026. The JADE301 License Agreement may be terminated on 60 days’ notice by us; on material breach without cure; and to the extent permitted by law, on a party’s insolvency or bankruptcy.

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

As of September 30, 2026, the Company had $0.6 million of operating lease right-of-use asset and lease liability of $0.7 million on its condensed consolidated balance sheets. As of September 30, 2026, the operating lease arrangement had a remaining lease term of 4.0 years and an incremental borrowing rate of 14.24%. For each of the three and nine months ended September 30, 2026 and 2025, the Company recorded operating lease expense of less than $0.1 million, respectively, in general and administrative expenses in its condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2026, the total remaining operating lease payments included in the measurement of lease liabilities was as follows (in thousands):

Period ended December 31,
remaining three months in 2026	56
2027	231
2028	236
2029	240
2030	183
Total payments	$946
Less: Imputed interest	(213)
Total present value of operating lease liability	$733

12. Commitments and Contingencies

401(k) Plan

The Company maintains a defined-contribution plan under Section 401(k) of the Internal Revenue Code of 1986 (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Non-elective safe harbor contributions to the 401(k) Plan may be made at the discretion of management. The Company recorded an expense related to the non-elective safe harbor 401(k) contributions of $0.1 million and $0.5 million for the three and nine months ended September 30, 2026, respectively, and none for the three and nine months ended September 30, 2025, respectively.

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with each of its directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or executive officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026.

Legal Proceedings

From time to time, the Company may become involved in legal proceedings or other litigation relating to claims arising in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and estimated exposure amount. Legal fees and other costs associated with such proceedings are expensed as incurred. As of September 30, 2026, the Company was not a party to any material legal proceedings or claims.

13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders and Series A Preferred stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(29,812)	71,763,164	$(0.42)	$(109,459)	63,581,599	$(1.72)
Series A Preferred Stock (1)	(5,243)	12,622	$(415.39)	(21,729)	12,622	$(1,721.52)
Net loss	$(35,055)			$(131,188)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted	Loss Allocation	Weighted Average Shares Outstanding	Loss Per Share - Basic and Diluted
Common Stock	$(19,088)	39,584,489	$(0.48)	$(73,394)	23,816,586	$(3.08)
Series A Preferred Stock (2)	(6,087)	12,622	$(482.25)	(22,084)	7,166	$(3,081.78)
Net loss	$(25,175)			$(95,478)

(1) The weighted average number of shares of as-converted Series A Preferred Stock used in the loss allocation was 12,622,000 for both the three and nine months ended September 30, 2026.

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

	Three and Nine Months Ended September 30, 2026	Three and Nine Months Ended September 30, 2025
Outstanding and unvested RSAs	242,480	371,804
Outstanding and issued common stock options	13,384,393	9,700,895
Outstanding and unvested Restricted stock units	489,854	—
Outstanding and issued warrant to Parade	804,519	—
Total	14,921,246	10,072,699

14. Related Party Transactions

Paragon and Parade each beneficially own less than 5% of the Company’s share capital through their respective holdings of Company’s common stock.

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to the board of directors and beneficially owns more than 5% of Paragon.

The following is a summary of related party accrued expenses and other current liabilities (in thousands):

	September 30, 2026	December 31, 2025
Reimbursable fees under the terms of the Paragon Option Agreement	$332	$4,942
Paragon reimbursable legal fees	21	27
	$353	$4,969

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

JADE BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -— Continued

(unaudited)

The table below is a summary of the significant expenses categories regularly provided to the CODM (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating expenses:
JADE101 external research and development costs	$12,056	$6,035	$42,457	$23,051
JADE201 external research and development costs	3,516	6,720	12,497	20,230
JADE301 external research and development costs	2,638	1,605	18,665	3,264
Research and development personnel-related costs (including stock-based compensation)	10,012	7,060	37,435	16,722
Other research and development costs	2,601	590	5,887	1,313
General and administrative personnel-related costs (including stock-based compensation)	6,117	3,585	17,102	8,261
General and administrative professional, consulting, and other fees	2,700	1,806	7,958	5,722
Total operating expenses	$39,640	$27,401	$142,001	$78,563

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Part 1 - Item 1 of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our current plans, estimates and beliefs and involve risks and uncertainties. Words such as “may,” “might,” “will,” “would,” “shall,” “objective,” “intend,” “target,” “should,” “could,” “can,” expect,” “anticipate,” “believe,” “design,” “estimate,” “forecast,” “predict,” “potential,” “plan,” “seek,” or “continue” and variations of such words and any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, and similar expressions are intended to identify forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in the section of this Quarterly Report titled “Risk Factors” and elsewhere in this Quarterly Report. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” “the Company,” or “Jade,” refer to Jade Biosciences, Inc. and its consolidated subsidiaries, taken as a whole.

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

In June 2026, we announced positive interim safety, pharmacokinetic, and pharmacodynamic data from this trial, in which JADE101 demonstrated meaningful IgA reductions reaching approximately 70% from baseline sustained at 12 weeks at the 700 mg dose; this dose is anticipated to reflect the steady-state IgA responses in IgAN patients with the planned JADE101 dosing strategy and support the potential for an every 12 week dosing interval.

Single SQ doses of JADE101 up to 1,400 mg were well tolerated with an observed safety profile generally consistent with the anti-APRIL class as of the April 14, 2026 data cutoff.

JUNIPER Phase 2 Trial in IgAN Patients

In May 2026, we announced dosing of our first patient in the JUNIPER Phase 2 clinical trial, an open-label study evaluating JADE101 in patients with IgAN, which is expected to enroll approximately 30 participants. Participants receive a 700 mg induction dose of JADE101 at treatment onset followed by maintenance doses of 350 mg starting at week 4 and subsequently either every 8 weeks (n=15) or every 12 weeks (n=15).

The primary objectives of the trial are to evaluate the safety and tolerability of JADE101. Secondary and exploratory objectives include changes in 24-hour urine protein-to-creatinine ratio (“UPCR-24”), including the proportion of participants achieving UPCR-24 levels below 0.5 g/day and 0.3 g/day, renal function as measured by estimated glomerular filtration rate (“eGFR”), and hematuria resolution over time. Interim clinical data are expected in the second quarter of 2027.

EVERGREEN Phase 3 Trial in IgAN Patients

EVERGREEN is our planned Phase 3, multicenter, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of JADE101 in patients with biopsy-confirmed primary IgAN receiving stable standard-of-care therapy. The main cohort is expected to include approximately 420 participants randomized 2:1 to JADE101 or placebo, with JADE101 administered as a 700 mg induction dose followed by 350 mg maintenance doses every eight or twelve weeks, beginning at week 4. The placebo-controlled portion of the study will extend through week 52, followed by a 48-week open-label treatment period in which all participants will receive JADE101. The primary endpoint will be change from baseline in UPCR-24 at Month 12 (Week 52), with change from baseline in eGFR at Month 12 (Week 52) as the key secondary endpoint. We plan to initiate EVERGREEN in the fourth quarter of 2026.

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

JADE301 – anti IFN-β antibody

JADE301 is an SQ, extended-half-life mAb targeting Interferon beta (“IFN-β”) initially being developed for DM, a debilitating autoimmune disease that affects approximately 50,000 adults in the United States. JADE301 is designed to directly and specifically inhibit activity of IFN-β to quiet immune activation, muscle and skin damage, while avoiding broad inhibition of multiple cytokine-signaling pathways.

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

As of September 30, 2026, we had an accumulated deficit of $305.6 million. For the nine months ended September 30, 2026, we used net cash of $96.6 million for our operating activities. We have generated net losses of $35.1 million and $131.2 million for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, we had cash and cash equivalents, and investments of $475.7 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance date of our unaudited condensed consolidated financial statements for the period ended September 30, 2026.

Recent Developments - Equity Offerings

The following summarizes our equity offerings for the nine months ended September 30, 2026.

Underwritten Offering

On June 5, 2026 we completed an underwritten public offering of 11,500,000 shares of our common stock, including 1,500,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares. The shares of common stock were sold to the public at a price of $15.00 per share. The gross proceeds from the offering, before deducting the underwriting discounts and commissions and other offering expenses, were $172.5 million.

ATM Facility

During the nine months ended September 30, 2026, we sold 3,499,302 shares of common stock under our at the market offering program (“ATM Offering”) for gross proceeds of $75.3 million less issuance costs of $1.5 million.

Components of Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the research and development of our programs. These expenses include:

•
external research and development expenses incurred under agreements with third parties that conduct research and development activities on our behalf, including services rendered under the Antibody Discovery and Option Agreement (the “Paragon Option Agreement”) with Paragon Therapeutics, Inc. (“Paragon”) and Parade Biosciences Holding, LLC (“Parade”), with respect to JADE101 for the selected target APRIL, JADE201 for the selected target BAFF-R and JADE301 for the selected target IFN-β;
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

We expense research and development costs as incurred. For the three and nine months ended September 30, 2026, we recognized $0.3 million and $17.6 million of expenses, respectively, in connection with services provided by Paragon under the

Paragon Option Agreement and the JADE101 License Agreement as well as the Parade warrants in our condensed consolidated statement of operations and comprehensive loss compared to $5.8 million and $17.5 million of expenses, for the three and nine months ended September 30, 2025, respectively. We track direct costs on a program specific basis. Indirect internal costs are applied broadly across multiple programs rather than to any single program, and as such, are not separately classified.

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

Income Taxes

We have recorded a full valuation allowance against our domestic net deferred tax assets at each balance sheet date, as we believe it is more likely than not that the benefit will not be realized due to our cumulative losses generated to date and expectation of future losses. The Company recorded a small income tax expense associated with our Jade Biosciences Canada ULC entity.

Results of Operations for the three months ended September 30, 2026 and 2025:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change
Operating expenses
Research and development(1)	$30,823	$22,010	$8,813
General and administrative(2)	8,817	5,391	3,426
Total operating expenses	39,640	27,401	12,239
Loss from operations	(39,640)	(27,401)	(12,239)
Other income (expense):
Interest income	4,629	2,254	2,375
Other expense	(34)	(28)	(6)
Total other income (expense), net	4,595	2,226	2,369
Net loss before income tax expense	(35,045)	(25,175)	(9,870)
Income tax expense	(10)	—	(10)
Net loss	$(35,055)	$(25,175)	$(9,880)

(1) Includes related party amounts of $0.3 million for the three months ended September 30, 2026 and $5.8 million for the three months ended September 30, 2025.

(2) Includes no related party amounts for the three months ended September 30, 2026 and $0.2 million for the three months ended September 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change
External research and development costs:
JADE101(1)	$12,056	$6,035	$6,021
JADE201(2)	3,516	6,720	(3,204)
JADE301(3)	2,638	1,605	1,033
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	10,012	7,060	2,952
Other (including general allocated shared costs, licenses, insurance and regulatory)	2,601	590	2,011
Total research and development expenses	$30,823	$22,010	$8,813

(1)
Includes no related party amounts for the three months ended September 30, 2026 and $2.7 million for the three months ended September 30, 2025.
(2)
Includes no related party amounts for the three months ended September 30, 2026 and $0.1 million for the three months ended September 30, 2025.

(3)
Includes related party amounts of $0.3 million for the three months ended September 30, 2026 and $1.6 million for the three months ended September 30, 2025.

(4)
Includes related party amounts of $0.1 million credit in expense for the three months ended September 30, 2026 and $1.4 million for the three months ended September 30, 2025.

Research and development expenses were $30.8 million for the three months ended September 30, 2026 and consisted primarily of the following:

•
$12.1 million in JADE101 costs including $5.8 million related to chemistry, manufacturing and controls, $4.5 million related to costs incurred in the early stages of our clinical trials, $1.2 million related to consulting and professional service fees and $0.6 million in other general research and development costs;
•
$3.5 million in JADE201 costs including $2.3 million related to costs incurred in the early stages of our clinical trials, $0.8 million related to toxicology studies, and $0.4 million in other general research and development costs;
•
$2.6 million in JADE301 costs including $0.9 million in toxicology studies, $0.8 million in chemistry, manufacturing and controls, $0.6 million in early clinical costs, and $0.3 million in other general research and development costs;
•
$10.0 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $3.6 million related to stock-based compensation expense; and
•
$2.6 million of other research and development expenses.

Research and development expenses were $22.0 million for the three months ended September 30, 2025 and consisted primarily of the following:

•
$6.0 million in JADE101 costs including $2.8 million in milestone fees primarily related to achievement of first-in-human dosing; $1.3 million in costs related to chemistry, manufacturing and controls, $1.1 million in early clinical costs, and $0.8 million in other general research and development costs;
•
$6.7 million in JADE201 costs including $5.1 million related to chemistry, manufacturing and controls, $1.4 million related to toxicology studies, and $0.2 million in other general research and development costs;
•
$1.6 million in costs related to JADE301 primarily for early development work;

•
$7.1 million personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $1.0 million related to stock-based compensation expense, and an additional $1.4 million related to stock-based compensation expense related to the Parade Warrants; and
•
$0.6 million in other general research and development expenses.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Change
Professional, consulting and other fees(1)	$2,700	$1,806	$894
Personnel-related (including stock-based compensation)	6,117	3,585	2,532
Total general and administrative expenses	$8,817	$5,391	$3,426

(1)
Includes no related party amounts for the three months ended September 30, 2026 and $0.2 million for the three months ended September 30, 2025.

General and administrative expenses were $8.8 million for three months ended September 30, 2026 and consisted primarily of the following:

•
$2.7 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees; and
•
$6.1 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $3.5 million.

General and administrative expenses were $5.4 million for three months ended September 30, 2025 and consisted primarily of the following:

•
$1.8 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees; and
•
$3.6 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $1.8 million.

Results of Operations for the nine months ended September 30, 2026 and 2025:

The following table summarizes our interim condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
Operating expenses
Research and development(1)	$116,941	$64,580	$52,361
General and administrative(2)	25,060	13,983	11,077
Total operating expenses	142,001	78,563	63,438
Loss from operations	(142,001)	(78,563)	(63,438)
Other income (expense):
Interest income	10,959	4,697	6,262
Change in fair value of Convertible Notes payable(3)	—	(21,584)	21,584
Other expense	(105)	(28)	(77)
Total other income (expense), net	10,854	(16,915)	27,769
Net loss before income tax expense	(131,147)	(95,478)	(35,669)
Income tax expense	(41)	—	(41)
Net loss	$(131,188)	$(95,478)	$(35,710)

(1) Includes related party amounts of $17.6 million for the nine months ended September 30, 2026 and $17.5 million for the nine months ended September 30, 2025.

(2) Includes related party amounts of $0.2 million for the nine months ended September 30, 2026 and $0.2 million for the nine months ended September 30, 2025.

(3) Includes no related party amounts for the nine months ended September 30, 2026 and $4.6 million for the nine months ended September 30, 2025.

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
External research and development costs:
JADE101(1)	$42,457	23,051	19,406
JADE201(2)	12,497	20,230	(7,733)
JADE301(3)	18,665	3,264	15,401
Other research and development costs:
Personnel-related (including stock-based compensation)(4)	37,435	16,722	20,713
Other	5,887	1,313	4,574
Total research and development expenses	$116,941	$64,580	$52,361

(1) Includes related party amounts of $3.0 million for the nine months ended September 30, 2026 and $4.7 million for the nine months ended September 30, 2025.

(2) Includes related party amounts of $3.5 million for the nine months ended September 30, 2026 and $5.8 million for the nine months ended September 30, 2025.

(3) Includes related party amounts of $1.4 million for the nine months ended September 30, 2026 and $3.3 million for the nine months ended September 30, 2025.

(4) Includes related party amounts of $9.6 million for the nine months ended September 30, 2026 and $3.9 million for the nine months ended September 30, 2025.

Research and development expenses were $116.9 million for the nine months ended September 30, 2026 and consisted primarily of the following:

•
$42.5 million in JADE101 costs including $24.1 million related to chemistry, manufacturing and controls, $10.7 million related to costs incurred in the early stages of our clinical trials, $3.9 million in milestone payments, and $3.8 million in other general research and development costs;
•
$12.5 million in JADE201 costs including $4.9 million in costs relating to our early stage clinical trial, a $2.5 million milestone fee related to dosing our first patient in the JADE201 Phase 1 clinical trial, $1.0 million of research and development expense related to a non-refundable, non-creditable fee paid to Paragon to obtain exclusive rights to develop a bispecific antibody directed to a specific target combination for JADE201, $1.9 million in toxicology studies, $1.2 million related to chemistry, manufacturing and controls, and $1.0 million in other general research and development costs;
•
$18.7 million in JADE301 costs including $11.2 million in chemistry, manufacturing and controls, $5.4 million in toxicology studies and $2.1 million in other general research and development costs;
•
$37.4 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $9.5 million related to stock-based compensation expense, and an additional $9.6 million related to stock-based compensation expense related to the Parade Warrants; and
•
$5.9 million of other research and development expenses.

Research and development expenses were $64.6 million for the nine months ended September 30, 2025 and consisted primarily of the following:

•
$23.1 million in JADE101 costs including $9.9 million related to chemistry, manufacturing and controls, $5.4 million related to costs of toxicology studies, $2.8 million related to milestone payments for achievement of first-in-human dosing, $1.1 million in in-vivo studies, $1.0 million in Paragon development fees, and $2.9 million in other general research and development costs;
•
$20.2 million in JADE201 costs including $10.8 million related to chemistry, manufacturing and controls, $3.8 million related to costs of toxicology studies, $1.6 million in in-vivo studies, $1.5 million in milestone fees due to Paragon, and $2.5 million in other general research and development costs;
•
$3.3 million in JADE301 costs primarily associated with early discovery and exploration;
•
$16.7 million of personnel-related costs related to recruiting costs, salaries, benefits, and other compensation-related costs, of which $2.8 million related to stock-based compensation expense, and an additional $3.9 million related to stock-based compensation expense related to the Parade Warrants; and
•
$1.3 million in other research and development expenses.

General and Administrative Expenses

The following table summarizes our total general and administrative expenses for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Change
Professional, consulting and other fees(1)	$7,958	$5,722	$2,236
Personnel-related (including stock-based compensation)	17,102	8,261	8,841
Total general and administrative expenses	$25,060	$13,983	$11,077

(1) Includes related party amounts of $0.2 million for the nine months ended September 30, 2026 and $0.3 million for the nine months ended September 30, 2025.

General and administrative expenses were $25.1 million for nine months ended September 30, 2026 and consisted primarily of the following:

•
$8.0 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees; and
•
$17.1 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $9.0 million.

General and administrative expenses were $14.0 million for nine months ended September 30, 2025 and consisted primarily of the following:

•
$5.7 million of professional and consulting fees associated with accounting, audit, investor and public relations and legal fees due to an increase in our business activity and costs associated with becoming and being a public company; and
•
$8.3 million of personnel-related costs related to recruiting costs, salaries, benefits and other compensation-related costs, including stock-based compensation of $3.9 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we continue the preclinical and clinical development of our product candidates. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the issuance of convertible notes (“Convertible Notes”), from which we received gross proceeds of $95.0 million, $557.5 million in gross proceeds from various equity financings, and $75.3 million in gross sales through our ATM Offering through September 30, 2026. As of September 30, 2026, we had cash and cash equivalents, and investments of $475.7 million.

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

On May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. Sales of the shares of common stock are made at prevailing market prices at the time of sale or as otherwise agreed with the Sales Agent. The Sales Agent will receive a commission from us of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S-3 which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2026 and was declared effective by the SEC on May 15, 2026. We are not obligated to sell, and the Sales Agent is not obligated to buy or sell, any shares of our common stock under the Sales Agreement. As of September 30, 2026 we have sold 3,499,302 shares under the Sales Agreement for total net proceeds of $73.8 million. As of September 30, 2026, we had $124.7 million available for future sales of common stock under the Sales Agreement.

On June 5, 2026, we completed an underwritten public offering for 11,500,000 shares of our common stock at a share price of $15.00 for net proceeds of approximately $161.6 million, net of aggregate underwriting discounts and commissions and expenses of $10.9 million.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash used in operating activities	$(96,647)	$(61,040)
Net cash used in investing activities	(148,406)	(148,844)
Net cash provided by financing activities	237,083	190,608
Effect of exchange rates on cash and cash equivalents	(82)	(4)
Net decrease in cash and cash equivalents	$(8,052)	$(19,280)

Net Cash Used in Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $96.6 million, which was primarily attributable to a net loss of $131.2 million, partially offset by non-cash charges of $26.9 million and changes in operating assets and liabilities of $7.7 million. Non-cash charges consisted of $28.1 million increase in stock-based compensation expense partially offset by accretion/amortization of investments of $1.3 million. Net cash provided by changes in our operating activities consisted of a change of $8.2 million related to accrued expenses and other current liabilities, $2.8 million change to prepaid expenses and other current assets and $1.4 million change in accounts payable, partially offset by a $4.6 million decrease in related party accrued expenses. The increase in accrued expenses and other current liabilities was primarily due to an increase in our business activity and vendor invoicing and payments. The decrease in prepaid expenses and other current assets was primarily due to a decrease in our prepaid research and development balance due to our ongoing clinical trials.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $148.4 million, which was driven by purchases of investments partially offset by proceeds from sales and maturities of investments.

For the nine months ended September 30, 2025, net cash used in investing activities was $148.8 million, which was driven by purchases of investments and leasehold improvements related to the lease of our Canadian office space.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $237.1 million which primarily related to proceeds from the June public offering and sales under the ATM Offering.

For the nine months ended September 30, 2025, net cash provided by financing activities was $190.6 million, which primarily related to the $205.0 million in gross proceeds from the Pre-Closing Financing partially offset by $14.5 million of deferred offering costs.

Future Funding Requirements

As of September 30, 2026, we had cash and cash equivalents, and investments of $475.7 million. We expect that our existing cash and cash equivalents, and investments, will be sufficient to fund our operating plans for at least twelve months from the issuance of the condensed consolidated financial statements for the period ended September 30, 2026.

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
•
the effect of competing technological and market developments; and
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for programs.

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

Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings or other capital sources, including collaborations with other companies or other strategic transactions. Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute ownership interests.

If we raise additional funds through strategic collaborations or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with CROs, contract manufacturing organizations (“CMOs”), and with other vendors for preclinical research studies, clinical trials, manufacturing, and other services and products for operating purposes. These contracts generally provide for termination on notice or may have a potential termination fee if the contract is cancelled within a specified time, and therefore, are cancellable contracts. We do not expect any such contract terminations and did not have any non-cancellable obligations under these agreements for the periods presented. See Notes 10, 11 and 12 to the condensed consolidated financial statements included in Part I - Item 1 of this Quarterly Report for further information on our contractual lease obligations for our office in Vancouver, Canada, and other commitments, including the potential development and sales milestone payments and royalty payments we may be required to make under the Paragon Option Agreement, JADE101 License Agreement, JADE201 License Agreement, JADE301 License Agreement and Parade Warrants.

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

As of September 30, 2026, we did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may find it difficult to enroll participants in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling participants in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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

As a result, we will require substantial additional funding to continue our operations. As of September 30, 2026, we had $80.4 million of cash and cash equivalents, and $395.3 million of investments. We expect that our existing cash and cash equivalents, and investments will be sufficient to fund our operating expenses and capital expenditure requirements for at least twelve months from the date our unaudited condensed consolidated financial statements for the three months ended September 30, 2026 were issued. We will still need to raise additional capital to continue to fund our operations in the future. If we are unable to raise additional capital when needed, that could raise substantial doubt about our ability to continue as a going concern.

We may be required to seek additional funds sooner than planned through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources, and adequate additional financing may not be available to us on acceptable terms, or at all. Even if we believe we have sufficient capital for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic opportunities. For example, on May 7, 2026, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”), with Jefferies LLC (the “Sales Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $200.0 million in “at the market” offerings through the Sales Agent. However, there can be no assurance that the Sales Agent would be successful in consummating any future sales based on prevailing market conditions or in the quantities or at the prices that we deem appropriate. In addition, the Sales Agreement may be terminated by us or the Sales Agent at any time upon specified notice to the other party, or by the Sales Agent at any time in certain circumstances, including the occurrence of a material adverse change. Any such financing may dilute our stockholders or the failure to obtain such financing may restrict our operating activities. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our business. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms may include liquidation or other preferences and anti-dilution protections that adversely affect the rights of our stockholders. Debt financing may result in the imposition of debt covenants, increased fixed payment obligations or other restrictions that may affect our business. If we raise additional funds through upfront payments or milestone payments pursuant to current or future collaborations with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by global macroeconomic conditions and volatility in the credit and financial markets in the United States and worldwide. Our failure to raise capital as and when needed or on acceptable terms would have a negative impact on our financial condition and our ability to pursue our business strategy, and we may have to delay, reduce the scope of, suspend or eliminate one or more of our product candidates, clinical trials or future commercialization efforts or cease our operations.

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

We have incurred significant net losses in each period since we commenced operations in June 2024. We generated net losses of $35.1 million and $131.2 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, we had an accumulated deficit of $305.6 million. We expect to continue to incur losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
acquire or in-license products, intellectual property and technologies;
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

The development and commercialization of drugs is highly competitive. Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. We compete with a variety of multinational biopharmaceutical companies, specialized biotechnology companies and emerging biotechnology companies. In IgA nephropathy (“IgAN”), competitors include Biogen Inc., Biohaven, Ltd., Boulevard Bio, Inc., Calliditas Therapeutics AB, Climb Bio, Inc., Novartis AG, Otsuka Pharmaceutical Co., Ltd., Roche, Takeda Pharmaceutical Company Limited, Travere Therapeutics, Inc., Vera Therapeutics, Inc., and Vertex Pharmaceuticals Incorporated. In dermatomyositis (“DM”), competitors include argenx SE, AstraZeneca plc, Pfizer, Inc., and Priovant Therapeutics, Inc. We also face competition from academic institutions, governmental agencies, and public and private research institutions, among others. Many of the companies with which we are currently competing or will compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and regulatory approved products than we do, and are further along in the clinical development and/or commercialization process. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, raising capital, patient registration for clinical trials, establishing and defending rights to intellectual property, as well as in acquiring technologies complementary to, or necessary for, our product candidates.

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

In addition, because of the competitive landscape for autoimmune indications, including IgAN, we may also face competition for establishing trial sites and clinical trial enrollment. Participant enrollment will depend on many factors, including if potential clinical trial participants choose to undergo treatment with approved products or enroll in competitors’ ongoing clinical trials for product candidates that are under development for the same indications as our product candidates. An increase in the number of approved products for the indications we are targeting with our product candidates will likely further exacerbate this competition. Our inability to enroll a sufficient number of participants could, among other impacts, delay our development timeline, which may further harm our competitive position.

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

Commencing clinical trials in the United States is subject to allowance by the FDA of an Investigational New Drug Application (“IND”) and finalizing the trial design based on discussions with the FDA. Commencing clinical trials in jurisdictions outside of the United States is similarly subject to acceptance by the applicable regulatory authority of clinical trial documentation following discussions with such authority. In the event that the FDA or other applicable regulatory authority requires us to complete additional clinical or preclinical studies or we are required to satisfy other FDA or foreign regulatory authority requests, respectively, prior to commencing clinical trials, the start of our first clinical trial for a product candidate may be delayed. Even after we receive and incorporate advice from these regulatory authorities, the FDA or other regulatory authorities could disagree as to whether we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are analogous processes and risks applicable to clinical trial applications in other countries, including New Zealand, Australia, countries in Europe and countries in Asia. Conducting clinical trials in multiple countries, as we have with respect to our product candidates, creates further risks, including the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

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

The target patient populations for the treatment of IgAN and DM are small and have not been definitively determined, and if our estimates of the number of treatable patients is lower than expected, our potential revenues from sales of our product candidates, if approved, and our ability to achieve profitability would be compromised.

Our estimates of the number of patients who have IgAN, the subset of patients with the disease in a position to receive treatment from JADE101 (i.e., those with proteinuria > 0.5g/day), if approved, and the number of patients affected by DM are based on our beliefs, and these estimates may prove to be incorrect. These estimates have been derived from a variety of sources, including scientific literature, input from physicians that treat patients with the diseases we are targeting, patient foundations and secondary market research databases. For example, our estimates of the prevalence of IgAN in certain geographies are based in part on the published prevalence of IgAN among patient populations in the United States split across ethnicities, and our own analyses of prevalence in Europe, and on published disease incidence rates for certain geographies and estimated for the populations of such geographies. Further, new studies may change the estimated incidence or prevalence of IgAN and DM, and any regulatory approvals that we may receive may include limitations for use or contraindications that decrease the addressable patient population. Similar considerations would apply to estimates of patient population for target indications we select for JADE201 and any future product candidates. Accordingly, our target patient populations may turn out to be lower than expected, in which case the potential revenues from sales of our product candidates, if approved, would be lower than expected.

Our approach to the discovery and development of our product candidates is unproven, and we may not be successful in our efforts to build a pipeline of product candidates with commercial value.

Our approach to the discovery and development of our product candidates leverages well-established mechanisms of action and incorporates advanced antibody engineering to optimize half-life and other properties designed to overcome limitations of existing therapies, such as by increasing binding affinity. Our product candidates are purposefully designed to improve upon existing product candidates and products while maintaining the same, well-established mechanisms of action. However, the scientific research that forms the basis of our efforts to develop product candidates using half-life extension technologies and to enhance efficacy through improved binding affinity, including monoclonal antibodies, is ongoing and may not result in viable product candidates. We have limited clinical data on product candidates utilizing monoclonal antibody half-life extension technologies, especially in autoimmune indications, demonstrating whether they are safe or effective for long-term treatment in humans. We also have no clinical data to indicate whether our modifications to enhance binding affinity translate into improved efficacy in patients. The long-term safety and efficacy of our product candidates compared to currently approved products is unknown.

We may ultimately discover that utilizing half-life extension technologies for our specific targets and indications and any product candidates resulting therefrom do not possess certain properties required for therapeutic effectiveness. Even with preclinical data regarding the increased half-life properties of our product candidates, the same results may not be seen in humans. In addition, product candidates using half-life extension technologies may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. This technology and any product candidates resulting therefrom may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. Many product candidates that appeared highly promising in preclinical studies or in early-stage clinical trials have failed when advanced into, or further in, clinical development.

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

We cannot be sure that the FDA or comparable foreign regulatory authorities will agree with our clinical development plans. If the FDA or comparable foreign regulatory authorities require us to conduct additional trials or enroll additional participants, our development timelines may be delayed. For example, the planned EVERGREEN Phase 3 clinical trial of JADE101 could be delayed based on feedback or requirements from the FDA or foreign regulatory authorities. We cannot be sure that submission of an IND or similar foreign application will result in the FDA or comparable foreign regulatory authorities, as applicable, allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Events that may prevent successful or timely initiation or completion of clinical trials include: inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials; regulatory authority requirements for additional early stage clinical data prior to advancing into a later stage clinical trial; delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials; delays or failure in obtaining regulatory authorization to commence a trial; delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites; delays in identifying, recruiting and training suitable clinical investigators; delays in obtaining required IRB approval or positive ethics committee opinions at each clinical trial site; delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing; failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice (“GCP”) requirements or regulatory guidelines; changes to the clinical trial protocols; clinical sites deviating from trial protocol or dropping out of a trial; changes in regulatory requirements, guidance or clinical trial plans that require amending or submitting new clinical protocols; selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data; transfer of manufacturing processes to new or larger-scale facilities and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and third parties being unwilling or unable to satisfy their contractual obligations to us.

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

We may find it difficult to enroll participants in our clinical trials, particularly given the relatively small patient population and significant competition for patients who have the diseases for which our product candidates are being developed. If we encounter difficulties enrolling participants in our current or future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in enrollment in our current or future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of participants who remain in the trial until its conclusion. In particular, as a result of the inherent difficulties in diagnosing IgAN, an indication with relatively small patient populations, and the significant competition for recruiting participants with IgAN in clinical trials, there may be delays in enrolling the participants we need to complete clinical trials on a timely basis, or at all. In addition, because we are initially focused on developing product candidates for indications for which there is significant competition for recruiting patients, we may encounter similar challenges for patient enrollment when we commence clinical programs for additional product candidates in the future. Further, there are a number of recently approved products for the treatment of IgAN, with additional products likely to gain approval in the next year, and participants may decide, or physicians may recommend, to use such approved treatments instead of enrolling in clinical trials.

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

We, the FDA or other applicable regulatory authorities, or an IRB or ethics committee, may suspend any clinical trials of any product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential products developed in the biotechnology industry that initially showed therapeutic promise in early-stage studies and trials have later been found to cause side effects that prevented their further development. Other potential products have shown side effects in preclinical studies, which side effects do not present themselves in clinical trials in humans. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, an extended half-life could prolong the duration of undesirable side effects, which could also inhibit market acceptance. Treatment-emergent adverse events could also affect patient recruitment or the ability of enrolled subjects to complete our clinical trials or could result in potential product liability claims. Potential side effects associated with our product candidates may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from our product candidates may not be normally encountered in the general patient population and by medical personnel. Any of these occurrences could harm our business, financial condition, results of operations and prospects significantly.

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

We are developing JADE101 for the treatment of IgAN, we are developing JADE301 for the treatment of DM, and we intend to develop JADE201 for other autoimmune indications, and we may in the future develop programs for additional autoimmune indications. However, developing multiple product candidates for autoimmune indications may negatively impact our business if the product candidates compete with each other. For example, if multiple product candidates are conducting clinical trials at the same time, they could compete for the enrollment of patients. In addition, if multiple product candidates are approved for the same indication, they may compete for market share, which could limit our future revenue.

We conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting clinical trials in multiple countries outside of the United States, and plan to conduct additional clinical trials outside the United States in whole or in part. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction, as applicable. If the FDA or any comparable foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and would delay or permanently halt our development of the applicable product candidates or delay or prevent regulatory approval for commercialization in the applicable jurisdiction. Even if the FDA or any comparable foreign regulatory authority accepted such data, it could require us to modify our planned clinical trials to receive clearance to initiate such trials in the United States or the relevant jurisdiction, as applicable, or to continue such trials once initiated.

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

Fairmount beneficially owns more than 5% of the Company’s capital, currently has two representatives appointed to our board of directors and beneficially owns more than 5% of Paragon.

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

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must rely on CMOs to manufacture our product candidates. We have not yet caused our product candidates to be manufactured on a commercial scale and may not be able to do so for any of our product candidates, if approved. We currently have a single CMO source for our supply of our product candidates and an agreement with a second CMO supplier to develop additional supply capabilities. If there should be any disruption in such supply arrangement, including any adverse events affecting our suppliers, or if we experience delays or difficulties in transferring, or are unable to successfully transfer, our manufacturing processes, it could have a negative effect on the clinical development of our product candidates and other operations while we work to identify and qualify an alternate supply source. We have limited control over the manufacturing process of, and may be dependent on, our CMO partners for compliance with cGMP requirements and any other regulatory requirements of the FDA or comparable foreign regulatory authorities for the manufacture of our product candidates. Beyond periodic audits, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or another applicable regulatory authority does not approve these facilities for the manufacture of our product candidates or withdraws any approval in the future, we may need to find alternative manufacturing facilities, arrangements or partners, which would require the incurrence of significant additional costs and delays and materially adversely affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved. We, our current or future CMOs, and any current or future collaborators and their CMOs could be subject to periodic unannounced inspections by the FDA, competent authorities of member states of the EU or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA, competent authorities of the EU or other comparable foreign regulatory authorities to be noncompliant with cGMP and comparable foreign regulations. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, variation or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or products, if approved, and harm our business and results of operations.

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

Additionally, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new and complex, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest in compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

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

For example, the United States enacted the Inflation Reduction Act of 2022, which implements, among other changes, a 1% excise tax on certain stock buybacks. In addition, beginning in 2022, the Tax Cuts and Jobs Act eliminated the previously available option to deduct research and development expenditures and requires taxpayers to amortize them generally over five years for research activities conducted in the United States and over fifteen years for research activities conducted outside the United States. On July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a provision restoring the immediate deductibility of domestic research and development expenditures. The impact of this newly enacted law on our tax position will depend on how the provision is implemented and interpreted by the IRS and other regulatory authorities. In addition, we have no assurance as to whether, when and how this provision may be subject to further amendment or repeal. Such changes, among others, may adversely affect our effective tax rate, results of operation and financial condition.

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

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank in March 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

Risks Related to Our Intellectual Property

We do not currently own any issued patents or pending patent applications and we in-license rights to JADE101, JADE201 and JADE301. Therefore, our ability to obtain and protect our patent rights, and protect other proprietary rights, is uncertain, exposing us to the possible loss of competitive advantage.

We will rely upon a combination of patents, trademarks, trade secret protection, copyrights and confidentiality agreements and the Paragon Option Agreement and the Paragon License Agreements to protect the intellectual property related to our programs and technologies and to prevent third parties from competing unfairly with us. Our success depends in large part on our ability to obtain and maintain patent protection for our product candidates and their uses, as well as our ability to operate without infringing on or violating the proprietary rights of others. We do not currently own any patents, but have licensed certain patent rights from Paragon under the Paragon License Agreements and prosecute underlying intellectual property for JADE101, JADE201 and JADE301. However, we may not be able to obtain or protect our intellectual property rights throughout the world and the legal systems in certain countries may not favor enforcement or protection of at least certain patents, trade secrets or other intellectual property. Filing, prosecuting, maintaining and defending patents on product candidates and other related inventions worldwide would be expensive and our intellectual property rights in some foreign jurisdictions can be less extensive than those in the United States; the reverse may also occur. As such, we may not have patents in all countries or all major markets and may not be able to obtain patents in all jurisdictions even if we or our licensor files patent applications to obtain such rights. Our competitors may operate in countries where we do not have patent protection and may be able to freely use our technologies and discoveries in such countries, at least to the extent not forbidden by law.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. See “Business—Government Regulation—Healthcare Reform” in our Annual Report on Form 10-K for the year ended December 31, 2025. In April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical CMOs, and a delay in our development timelines. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability.

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

The U.S. federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments or other transfers of value to various healthcare professionals including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning on January 1, 2023, California Assembly Bill 1278 requires California physicians and surgeons to notify patients of the Open Payments database established under the federal Physician Payments Sunshine Act. In 2025, CMS continued incremental Open Payments program updates, published updates to data publication timelines, and expanded taxonomy lists for covered recipients, which may increase reporting and validation burdens for manufacturers and expand public transparency regarding transfers of value.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. Our ability to successfully commercialize any product candidates that we may develop will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. These entities may create preferential access policies for a competitor’s product, including a branded or generic/biosimilar product, over our products in an attempt to reduce their costs, which may reduce our commercial opportunity. See “Business—Government Regulation—Coverage and Reimbursement” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval for our product candidates, there can be no assurance that such application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Our governing documents provide that, to the extent permitted by law, actions may be brought only in state court in Clark County, Nevada, which may inhibit or deter stockholders’ actions (i) brought in the name of our company or on our behalf; (ii) asserting a claim for breach of any fiduciary duty owed by any of our directors, officers, or controlling stockholders in such capacity; (iii) arising pursuant to, or to interpret, apply or enforce or determine the validity of, any provision of Nevada Revised Statutes (“NRS”) Title 7 (including, without limitation NRS Chapters 78 and 92A), our articles of incorporation or bylaws, or as to which the NRS confers jurisdiction on the courts of the State of Nevada; or (iv) asserting a claim governed by the internal affairs doctrine. This exclusive forum provision may limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us and our officers and directors. This provision does not apply to claims brought under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Paragon is a biotechnology company that performs research and development activities to discover and engineer novel antibody candidates for various therapeutic targets. Fairmount beneficially owns more than 5% of our capital, currently has two representatives appointed to our Board and beneficially owns more than 5% of Paragon. In addition, Paragon is the licensor of JADE101, JADE201 and JADE301. Specifically, we and Paragon have entered into the Paragon License Agreements. Although we have the right to control the prosecution, defense, maintenance and enforcement of the patents underlying the licenses we have obtained and in the future may obtain from Paragon in connection with the Paragon Option Agreement after entry into the applicable license agreement and the trigger for transfer of prosecution control is met, we relied on Paragon to obtain, maintain and enforce such patents prior to our exercise of the option and entry into a license agreement. We also reimburse Paragon for certain development costs related to our selected targets and have granted and will grant Parade warrants to purchase our common stock as part of the Paragon Option Agreement. Fairmount, an investment firm, that has launched and funded several biotechnology companies, including us, beneficially own 9.99% of our common stock assuming no conversion of the Series A Preferred Stock, which is non-voting, into common stock, and 19.99% assuming conversion of the Series A Preferred Stock into common stock (in each case, subject to beneficial ownership limitations and based on the number of shares of common stock outstanding as of September 30, 2026, and assuming no exercise of outstanding options).

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

We do not expect to become profitable in the near future and may never achieve profitability. As of September 30, 2026, we had federal and state NOL carryforwards and federal and state research and development credits that may be used to offset future taxable income. Under current law, our U.S. federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal law. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”), U.S. federal NOL carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including, as discussed above, in connection with our recent merger or other transactions. Similar rules may apply under state tax laws. If we earn taxable income, such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (the “JOBS” Act). As an emerging growth company, we are only required to provide two years of audited financial statements and management discussion and analysis of financial condition and results of operations disclosure. In addition, we are not required to obtain auditor attestation of reporting on internal control over financial reporting, have reduced disclosure obligations regarding executive compensation and are not required to hold non-binding advisory votes on executive compensation. We cannot predict whether investors will find our common stock to be less attractive as a result of our reliance on these exemptions. If some investors find our common stock to be less attractive as a result, there may be a less active trading market for our common stock and the price of the common stock may be more volatile.

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

Jade Biosciences, Inc.

Date: November 13, 2026	By:	/s/ Tom Frohlich
Name: Tom Frohlich
Title: Chief Executive Officer and President

Date: November 13, 2026	By:	/s/ Bradford Dahms
Name: Bradford Dahms
Title: Chief Financial Officer and Chief Business Officer